Form 10-Q
period 1996-06-30
USA DETERGENTS INC
filed 1996-08-14
CIK 946816

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ................... to ................

         Commission file number 0-26568
                                -------

                              USA Detergents, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      11-2935430
         --------                                      ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

             1735 Jersey Avenue, North Brunswick, New Jersey 08902
             -----------------------------------------------------
              (Address of principal executive offices - Zip code)

                                 (908) 828-1800
                                 --------------
              (Registrant's telephone number, including area code)


                           --------------------------
              (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Stock           No. of Shares Outstanding               Date
- --------------           -------------------------               ----
    Common                    13,722,158                  August 12, 1996

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                         December 31,  June 30,
                                                             1995        1996
                                                         -----------   --------

Current assets:
     Cash                                                  $    61   $   463
     Accounts receivable, net of allowance for doubtful
           accounts of $276 and $423, respectively          15,278    20,256
     Inventories                                             8,448    14,953
     Prepaid expenses and other current assets               2,989     5,056
     Deferred taxes                                            630       738
                                                           --------  --------
           Total current assets                             27,406    41,466

Property and equipment - net                                10,404    13,418
Restricted funds                                               275       275
Other assets                                                   255     2,886
Note receivable                                              2,250     2,250
                                                           --------  --------
Total assets                                               $40,590   $60,295
                                                           ========  ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $ 4,830   $10,733
     Accrued expenses                                        3,942     2,655
     Revolving credit line                                   6,983     5,480
     Current portion of long-term debt                         305       305
     Current portion of capitalized lease obligations           32        16
     Income tax payable                                        182       184
                                                           --------  --------
           Total current liabilities                        16,274    19,373

Long-term debt - net of current portion                      1,806     1,653

Capital lease obligations - net of current portion              24        10

Deferred rent payable                                        1,204     1,321

Deferred taxes                                                 990     1,063
                                                           --------  --------

           Total liabilities                                20,298    23,420
                                                           ========  ========

Stockholders' equity:
     Preferred stock-no par value; authorized 1,000,000
         shares, none issued                                    --        --
     Common stock-$.01 par value; authorized
         30,000,000 shares, issued and outstanding
         13,392,372 and 13,722,158 shares, respectively        134       137
     Additional paid-in capital                             15,499    27,289
     Retained earnings                                       4,659     9,449
                                                           --------  --------
           Total stockholders' equity                       20,292    36,875
                                                           --------  --------
Total liabilities and stockholders' equity                 $40,590   $60,295
                                                           ========  ========

                       See Notes to Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                              STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                           Three months      Six months
                                                         ended June 30,     ended June 30,
                                                       -----------------   ---------------
                                                        1995      1996     1995     1996
                                                        ----      ----     ----     ----

Net sales                                             $ 25,652  $ 42,915 $ 48,907 $ 76,982

Cost of goods sold                                      18,375    28,351   35,204   50,876
                                                       -------- -------- -------- ---------

Gross profit                                             7,277    14,564   13,703   26,106

Selling, general and administrative                      5,070     9,994    9,705   17,946
                                                       -------- -------- -------- ---------

Income from operations                                   2,207     4,570    3,998    8,160

Interest expense - net                                     234       153      422      320
                                                       -------- -------- -------- ---------

Earnings before income taxes                             1,973     4,417    3,576    7,840
Income tax provision                                        37     1,714       68    3,049
                                                       -------- -------- -------- ---------
Net income                                              $1,936    $2,703   $3,508   $4,791
                                                       ======== ======== ======== =========

Net income per share                                              $ 0.20            $ 0.36
                                                                ========          =========

Weighted average shares outstanding                               13,479            13,436
                                                                ========          =========

Pro forma Income Statement Data:
     Earnings before income taxes, as reported          $1,973             $3,576
     Pro forma income tax provision                        781              1,416
                                                       --------          --------
     Pro forma net income                               $1,192             $2,160
                                                       ========          ========

     Pro forma net income per share                     $ 0.10             $ 0.18
                                                       ========          ========

     Weighted average shares used in the calculation
        of pro forma net income per share               11,915             11,915
                                                       ========          ========


                                        See Notes to Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     Six months
                                                                    ended June 30,
                                                                ---------------------
                                                                   1995       1996

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                  $3,508     $4,791
     Adjustments to reconcile net income to net
        cash used in operating activities:
     Depreciation and amortization                                  471        626
     Change in the provision for bad debts and sales allowances      17        147
     Increase in deferred rent                                       16        117
Changes in operating assets and liabilities:
     Increase in accounts receivable                             (4,695)    (5,125)
     (Increase)/decrease in inventories                           2,321      6,505)
     Increase in prepaid expenses and other current assets         (209)    (2,066)
     Increase in other assets                                         -     (2,630)
     Increase in accounts payable and accrued expenses            1,013      4,614
     Increase/(decrease) in taxes payable                           (17)         1
     Increase in deferred tax asset                                   -       (107)
     Increase in deferred tax liability                               -         73
                                                                -------     --------

        Net cash provided by/(used in) operating activities       2,425     (6,064)
                                                                -------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                          (1,310)    (3,640)
                                                                --------    --------

        Net cash used in investing activities                    (1,310)    (3,640)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     S corporation distributions                                 (3,892)         -
     Repayments of long-term debt                                  (153)      (152)
     Net proceeds/(repayments) on revolving credit line           2,930     (1,503)
     Capitalized lease repayments                                   (31)       (30)
     Net proceeds from sale of common shares                          -     11,791
                                                                --------    --------

        Net cash provided by/(used in) financing activities      (1,146)    10,106
                                                                --------    --------

Net increase/(decrease) in cash                                     (31)       402

Cash at beginning of period                                          77         61
                                                                --------    --------

Cash, June 30,                                                   $   46     $  463
                                                                ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                 $  434     $  314
                                                                =========   ========
        Income taxes                                             $   84     $3,047
                                                                =========   ========

                                 See Notes to Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                For the Three and Six Months Ended June 30, 1996


1.   BASIS OF PRESENTATION

     The financial statements included herein should be read in conjunction with the financial statements and notes thereto contained in the USA Detergents, Inc. (the Company) Form 10-K filed with the Securities and Exchange Commission on March 29, 1996. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of only normal recurring accruals, to present fairly the Company's financial position as of June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995, respectivelty, and cash flows for the six month periods ended June 30, 1996 and 1995, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results of operations expected for the year ending December 31, 1996.

2.   RECAPITALIZATION AND PUBLIC OFFERING

     On January 18, 1996, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend to holders of record of the Company's Common Stock at the close of business on January 30, 1996 and paid February 9, 1996. Shares outstanding and per share amounts have been retroactively adjusted to reflect the three-for-two stock split.

     On June 5, 1996, the Company completed its second public offering of 300,000 shares of Common Stock which provided net proceeds of approximately $11,791,000.

3.   INCOME TAXES

     During the period prior to the Company's initial public offering in Ausust 1995, the Company elected to be treated as an S corporation under the applicable sections of the Internal Revenue Code. Accordingly, there is no provision for federal income taxes as such earnings and losses of the Company flow through directly to the stockholders. In connection with the offering, the Company terminated its S corporation election. The income tax provision consists of state and local taxes in certain states for all periods presented, and federal income taxes on earnings subsequent to the initial public offering.

4.   NET INCOME PER SHARE AND PRO FORMA INFORMATION

     Net income per share is based on the weighted average number of shares outstanding during the periods presented. Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares outstanding during the periods presented. In connection with the Initial Public Offering of the Company's common stock, the Company changed its tax status to a C corporation (Note 3) and is subject to federal and all applicable state and local income taxes. Pro-forma information assumes the Company's change in tax status for the periods presented. Common stock equivalents have not been included in the computation of net income per share or pro forma net income per share as the impact is not significant.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)


5.   REVOLVING CREDIT LINE

     The Company has a credit facility with a bank which was last amended on February 13, 1996. The agreement, which expires November 1, 1996, provides for a revolving credit line not to exceed the lesser of $15,000,000 or a borrowing base, as defined. Interest on outstanding balances are computed at LIBOR plus 1.75% per annum (7.25% at June 30, 1996) on the first $5,000,000 of borrowings (at the option of the borrower) and at the prime rate of the lender on the balance (8.25% at June 30, 1996). At June 30, 1996, outstanding borrowings against the revolving credit line were approximately $5,500,000.

     The Company is required to maintain certain minimum financial ratios.

     Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Net sales for the three months ended June 30, 1996 increased 67.3% to $42.9 million from $25.7 million for the three months ended June 30, 1995. The increase was primarily the result of an increase in unit sales of laundry products, reflecting the addition of new customers and sales of additional products to existing customers. The increase in net sales was facilitated by an increase in the number of salespersons who joined the Company in the third and fourth quarter of 1995.

     Gross profit increased 100.1% to $14.6 million in the three months ended June 30, 1996 from $7.3 million for the comparable period in 1995. Gross profit increased as a percentage of net sales to 33.9% in the three months ended June 30, 1996 from 28.3% for the comparable period in 1995. The increase as a percentage of net sales was primarily attributable to the installation, in January 1995 and January 1996, of improved manufacturing equipment, which had a positive impact on labor efficiency and reduced product over-fills, and an increase as a percentage of net sales in unit sales of higher margin laundry products.

     Selling, general and administrative expenses increased 97.1% to $10.0 million in the three months ended June 30, 1996 from $5.1 million for the comparable period in 1995. As a percentage of net sales, these expenses increased to 23.3% in the three months ended June 30, 1996 from 19.8% for the comparable period in 1995. The increase as a percentage of net sales was primarily due to increases as a percentage of net sales of 1.8% in freight and 1.3% in slotting fees resulting from increased penetration into supermarkets.

     Income from operations increased 107.1% to $4.6 million in the three months ended June 30, 1996 from $2.2 million for the comparable period in 1995. As a percentage of net sales, income from operations increased to 10.6% in the three months ended June 30, 1996 from 8.6% for the comparable period in 1995.

     Interest expense-net decreased to $153,000 in the three months ended June 30, 1996 from $234,000 for the comparable period in 1995, primarily as a result of lower average outstanding balances.

     Earnings before income taxes increased 123.9% to $4.4 million in the three months ended June 30, 1996 from $2.0 million for the comparable period in 1995. As a percentage of net sales, earnings before income taxes increased to 10.3% in the three months ended June 30, 1996 from 7.7% for the comparable period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Net sales for the six months ended June 30, 1996 increased 57.4% to $77.0 million from $48.9 million for the six months ended June 30, 1995. The increase was primarily the result of an increase in unit sales of laundry products, reflecting the addition of new customers and sales of additional products to existing customers. The increase in net sales was facilitated by an increase in the number of salespersons who joined the Company in the third and fourth quarter of 1995.

     Gross profit increased 90.5% to $26.1 million in the six months ended June 30, 1996 from $13.7 million for the comparable period in 1995. Gross profit increased as a percentage of net sales to 33.9% in the six months ended June 30, 1996 from 28.0% for the comparable period in 1995. The increase as a percentage of net sales was primarily attributable to the installation, in January 1995 and January 1996, of improved manufacturing equipment, which had a positive impact on labor efficiency and reduced product over-fills, and an increase as a percentage of net sales in unit sales of higher margin laundry products.

     Selling, general and administrative expenses increased 84.9% to $17.9 million in the six months ended June 30, 1996 from $9.7 million for the comparable period in 1995. As a percentage of net sales, these expenses increased to 23.3% in the six months ended June 30, 1996 from 19.8% for the comparable period in 1995. The increase as a percentage of net sales was primarily due to increases as a percentage of net sales of 1.2% in freight and 1.0% in slotting fees resulting from increased penetration into supermarkets.

     Income from operations increased 104.1% to $8.2 million in the six months ended June 30, 1996 from $4.0 million for the comparable period in 1995. As a percentage of net sales, income from operations increased to 10.6% in the six months ended June 30, 1996 from 8.2% for the comparable period in 1995.

     Interest expense-net decreased to $320,000 in the six months ended June 30, 1996 from $422,000 for the comparable period in 1995, primarily as a result of lower average outstanding balances.

     Earnings before income taxes increased 119.2% to $7.8 million in the six months ended June 30, 1996 from $3.6 million for the comparable period in 1995. As a percentage of net sales, earnings before income taxes increased to 10.2% in the six months ended June 30, 1996 from 7.3% for the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On August 11, 1995, the Company completed an initial public offering of shares of its common stock, pursuant to which the Company sold 1,477,890 shares of common stock (adjusted for the three-for-two stock split referred to below). Net proceeds to the Company approximated $12.7 million. On January 18, 1996, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend that was paid on February 9, 1996. On June 5, 1996, the Company completed a second public offering of shares of its common stock, pursuant to which the Company sold 300,000 shares. Net proceeds to the Company approximated $11.7 million. The number of shares sold reflect the three-for-two stock split.

     At June 30, 1996, the Company's working capital was $22.1 million compared to $11.1 million at December 31, 1995. The increase in working capital is primarily attributable to proceeds the Company received from the June, 1996, second public offering. There were increases in accounts receivable, inventory, and prepaid expenses, as well as a decrease in the current portion of indebtedness under the Company's revolving credit line offset by an increase in accounts payable and accrued expenses. At June 30, 1996, accounts receivable was $20.3 million, an increase of $5.0 million from December 31, 1995, and at June 30, 1996, inventory was $15.0 million, an increase of $6.5 million from December 31, 1995. Both of these increases were primarily attributable to increased sales volume in 1996. At June 30, 1996, prepaid expenses and other current assets were $5.1 million, an increase of $2.1 million, primarily attributable to increased slotting costs, which are amortized over a twelve month period. These changes were partially offset by an increase in accounts payable and accrued expenses from $8.8 million at December 31, 1995, to $13.4 million at June 30, 1996.

     Net cash used in operating activities for the first six months of 1996 was $6.1 million compared to net cash provided by operating activities of $2.4 million for the comparable period of 1995. This cash variance in operating activities relates primarily to the increase in inventory, prepaid expenses and other current assets, and other assets offset by cash provided from increases in net income and accounts payable and accrued expenses. The Company has used cash provided by operating activities to fund capital expenditures, operations and S corporation stockholders distributions. The Company has made S corporation stockholders distributions to its then existing stockholders equal to approximately 80% of 1995 earnings before income taxes through August 9, 1995, which is the date the Company terminated its S corporation election.

     Net cash used in investing activities for the six months ended June 30, 1996 was $3.6 million. Cash used in investing activities relates primarily to the purchase of production equipment.

     The Company has a line of credit under which it may borrow the lesser of $15.0 million or a defined borrowing base ("Line of Credit"). Borrowings under the Line of Credit bear interest at LIBOR plus 1.75% on the first $5.0 million (7.25% at June 30, 1996) and at the prime rate of the lender bank on the balance (8.25% at June 30, 1996). As of June 30, 1996, the Company had an outstanding balance of approximately $5.5 million.

     The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority ("the EDA Loan"). As of June 30, 1996, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's manufacturing facility. The remainder is restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (3.35% at June 30, 1996).

     Capital expenditures for the six months ended June 30, 1996 and 1995 were $3.6 million and $1.3 million, respectively. The Company anticipates that capital expenditures in 1996 will be approximately $8.5 million, which includes installation and deposits for new manufacturing equipment and costs allocated to open a new manufacturing and distribution facility in the Midwest.

     The Company believes its existing sources of liquidity, cash provided by operations, development authority loans, the Line of Credit and the net proceeds from the initial public offering will satisfy the Company's anticipated working capital and capital expenditure requirements for the foreseeable future.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings: None

Item 2.    Changes in Securities: None

Item 3.    Defaults Upon Senior Securities: None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Company's Annual Meeting of Stockholders was held on May 7, 1996 (the "Annual Meeting").

           (b) The following matters were voted upon and approved by the Company's stockholders at the Annual Meeting:

               (i) the election of eight directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):

   ---------------------- ----------------------- --------------------------
               Nominee          Votes For            Withheld Authority
                                                           to Vote
   ---------------------- ----------------------- --------------------------
   Frederick R. Adler           10,156,023                 52,985
   ---------------------- ----------------------- --------------------------
   Mark Antebi                  10,156,023                 52,985
   ---------------------- ----------------------- --------------------------
   Daniel Bergman               10,156,023                 52,985
   ---------------------- ----------------------- --------------------------
   Joseph S. Cohen              10,156,023                 52,985
   ---------------------- ----------------------- --------------------------
   Uri Evan                     10,156,023                 52,985
   ---------------------- ----------------------- --------------------------
   Frederick J. Horowitz        10,156,023                 52,985
   ---------------------- ----------------------- --------------------------
   Dr. Shlomo Kalish            10,156,023                 52,985
   ---------------------- ----------------------- --------------------------
   Richard A. Mandell           10,156,023                 52,985
   ---------------------- ----------------------- --------------------------

               (ii) The ratification of the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1996. The Company's stockholders voted as follows: For: 10,122,766 Against: 1,800 Abstentions: 84,442 Broker non-votes: N/A.

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 27 - Financial Data Schedule

           (b) The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     USA DETERGENTS, INC.
                                                     --------------------
                                                       (Registrant)


       August 12, 1996                                 /s/ Uri Evan
       --------------                                  --------------------
         Date                                               Uri Evan
                                                         Chairman and CEO


       August 12, 1996                                /s/ Harold J. Macsata
       --------------                                 ---------------------
         Date                                          Harold J. Macsata
                                                   Chief  Financial Officer