Form 10-Q
period 1996-09-30
USA DETERGENTS INC
filed 1996-11-14
CIK 946816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ............... to ................

         Commission file number 0-26568

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
Yes ___X____  No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Stock         No. of Shares Outstanding             Date
     --------------         -------------------------             ----
        Common                   13,739,970                November 13, 1996

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------

                                   USA DETERGENTS, INC. AND SUBSIDIARIES
                                              BALANCE SHEETS
                                     (in thousands, except share data)

                                                  ASSETS
                                                                            December 31,     September 30,
                                                                                1995             1996
                                                                                ----             ----
Current assets:
     Cash                                                                   $        61         $     421
     Accounts receivable, net of allowance for doubtful
           accounts of $276 and $486, respectively                                15,278           24,225
     Inventories                                                                   8,448           15,433
     Prepaid expenses and other current assets                                     2,989            6,780
     Deferred taxes                                                                  630              762
                                                                           ---------------------------------

           Total current assets                                                   27,406           47,621

Property and equipment - net                                                      10,404           21,055

Restricted funds                                                                     275              275

Other assets                                                                         255            2,779

Note receivable                                                                    2,250            2,250
                                                                           ---------------------------------

Total assets                                                                $     40,590        $  73,980
                                                                           =================================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $      4,830        $  13,388
     Accrued expenses                                                              3,942            3,217
     Revolving credit line                                                         6,983           12,181
     Current portion of long-term debt                                               305              305
     Current portion of capitalized lease obligations                                 32                7
     Income tax payable                                                              182              609
                                                                           ---------------------------------

           Total current liabilities                                              16,274           29,707

Long-term debt - net of current portion                                            1,806            1,577

Capital lease obligations - net of current portion                                    24                5

Deferred rent payable                                                              1,204            1,357

Deferred taxes                                                                       990            1,088
                                                                           ---------------------------------

           Total liabilities                                                      20,298           33,734
                                                                           ---------------------------------

Stockholders' equity:
     Preferred stock-no par value; authorized 1,000,000
         shares, none issued                                                         -                -
     Common stock-$.01 par value; authorized 30,000,000 shares, issued
         and outstanding 13,392,372 and 13,739,970 shares, respectively              134              137
     Additional paid-in capital                                                   15,499           27,507
     Retained earnings                                                             4,659           12,602
                                                                           ---------------------------------

           Total stockholders' equity                                             20,292           40,246
                                                                           ---------------------------------

Total liabilities and stockholders' equity                                  $     40,590        $  73,980
                                                                           =================================

                                    See Notes to Financial Statements.

                                     USA DETERGENTS, INC. AND SUBSIDIARIES

                                           STATEMENTS OF INCOME
                               (in thousands, except per share information)

                                                              Three months                Nine months
                                                            ended September 30,        ended September 30,
                                                         ----------------------------------------------------
                                                            1995         1996          1995          1996
                                                            ----         ----          ----          ----
Net sales                                                  $  27,120  $  48,105      $    76,027   $ 125,087

Cost of goods sold                                            18,350     31,718           53,554      82,594
                                                         -----------------------  ---------------------------

Gross profit                                                   8,770     16,387           22,473      42,493

Selling, general and administrative                            5,985     11,057           15,690      29,003
                                                         -----------------------  ---------------------------

Income from operations                                         2,785      5,330            6,783      13,490

Interest expense - net                                           110        161              532         481
                                                         -----------------------  ---------------------------

Earnings before income taxes                                   2,675      5,169            6,251      13,009
Income tax provision                                             722      2,017              790       5,066
                                                         -----------------------  ---------------------------
Net income                                                $    1,953  $   3,152      $     5,461    $  7,943
                                                         =======================  ===========================

Net income per share                                                   $   0.23                     $   0.59
                                                                     ===========                   ==========

Weighted average shares outstanding                                      13,732                       13,534
                                                                     ===========                   ==========

Pro forma Income Statement Data:
     Earnings before income taxes, as reported            $    2,675                 $     6,251
     Pro forma income tax provision                            1,059                       2,475
                                                         ------------               -------------
     Pro forma net income                                 $    1,616                 $     3,776
                                                         ============               =============

     Pro forma net income per share                       $     0.13                 $      0.31
                                                         ============               =============

     Weighted average shares used in the calculation
        of pro forma net income per share                     12,856                      12,232
                                                         ============               =============

                                    See Notes to Financial Statements.

                                  USA DETERGENTS, INC. AND SUBSIDIARIES

                                      STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                                  Nine months
                                                                              ended September 30,
                                                                            -------------------------
                                                                               1995         1996
                                                                               ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $    5,461   $    7,943
     Adjustments to reconcile net income to net
         cash used in operating activities:
     Depreciation and amortization                                                  722        1,185
     Change in the provision for bad debts and sales allowances                     122          210
     Increase in deferred rent                                                        7          153
Changes in operating assets and liabilities:
     Increase in accounts receivable                                             (7,128)      (9,157)
     (Increase)/decrease in inventories                                           2,467       (6,985)
     Increase in prepaid expenses and other current assets                       (1,236)      (3,791)
     Increase/(decrease) in other assets                                             13       (2,524)
     Increase in accounts payable and accrued expenses                            3,038        7,833
     Increase in taxes payable                                                      700          427
     Increase in deferred tax asset                                                 -           (132)
     Increase in deferred tax liability                                             -             98
                                                                            -------------------------

         Net cash provided by/(used in) operating activities                      4,166       (4,740)
                                                                            -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (2,562)     (11,836)
                                                                            -------------------------

         Net cash used in investing activities                                   (2,562)     (11,836)
                                                                            -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     S corporation distributions                                                 (5,331)         -
     Repayments of long-term debt                                                  (229)        (229)
     Net proceeds/(repayments) on revolving credit line                          (7,500)       5,198
     Capitalized lease repayments                                                   (49)         (44)
     Net Proceeds from initial public offering                                   12,688          -
     Net proceeds from sale of common shares                                        -         12,011
                                                                            -------------------------

         Net cash provided by/(used in) financing activities                       (421)      16,936
                                                                            -------------------------

Net increase in cash                                                              1,183          360

Cash at beginning of period                                                          77           61
                                                                            -------------------------

Cash, September 30,                                                          $    1,260  $       421
                                                                            =========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                            $      594  $       455
                                                                            =========================
         Income taxes                                                        $       89  $     4,639
                                                                            =========================


                                 See Notes to Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three and Nine Months Ended September 30, 1996


1.  BASIS OF PRESENTATION

        The financial statements included herein should be read in conjunction with the financial statements and notes thereto contained in the USA Detergents, Inc. (the Company) Form 10-K filed with the Securities and Exchange Commission on March 29, 1996. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of only normal recurring accruals, to present fairly the Company's financial position as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995, respectively, and cash flows for the nine month periods ended September 30, 1996 and 1995, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results of operations expected for the year ending December 31, 1996.

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

3.  INCOME TAXES

        During the period prior to the Company's initial public offering in August 1995, the Company elected to be treated as an S corporation under the applicable sections of the Internal Revenue Code. Accordingly, there was no provision for federal income taxes as such earnings and losses of the Company flowed through directly to the stockholders. In connection with such offering, the Company terminated its S corporation election. The income tax provision consists of state and local taxes in certain states for all periods presented, and federal income taxes on earnings subsequent to the initial public offering.

4.  NET INCOME PER SHARE AND PRO FORMA INFORMATION

        Net income per share is based on the weighted average number of shares outstanding during the periods presented. Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares outstanding during the periods presented. Pro-forma information assumes the Company's change in tax status (Note 3) for the periods presented. Common stock equivalents have not been included in the computation of net income per share or pro forma net income per share as the impact is not significant.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)


5.  REVOLVING CREDIT LINE

        The Company has a credit facility with a bank which was last amended on November 13, 1996. The agreement, which expires January 2, 1997, provides for a revolving credit line not to exceed the lesser of $20,000,000 or a borrowing base, as defined. Interest on outstanding balances are computed at LIBOR plus 1.75% per annum (7.00% at September 30, 1996) on the first $5,000,000 of borrowings (at the option of the borrower) and at the prime rate of the lender on the balance (8.25% at September 30, 1996). At September 30, 1996, outstanding borrowings under the revolving credit line were approximately $12,200,000.

        The Company is required to maintain certain minimum financial ratios.

        Borrowings under this agreement are collateralized by substantially all of the assets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the three months ended September 30, 1996 increased 77.4% to $48.1 million from $27.1 million for the three months ended September 30, 1995. The increase was primarily the result of an increase in unit sales of laundry products, reflecting the addition of new customers and sales of additional products to existing customers. The increase in net sales was facilitated by an increase in the number of salespersons who joined the Company in the third and fourth quarter of 1995.

         Gross profit increased 86.9% to $16.4 million in the three months ended September 30, 1996 from $8.8 million for the comparable period in 1995. Gross profit increased as a percentage of net sales to 34.1% in the three months ended September 30, 1996 from 32.3% for the comparable period in 1995. The increase as a percentage of net sales was primarily attributable to the installation, in January 1996, of improved manufacturing equipment, which had a positive impact on labor efficiency and reduced product over-fills, and an increase as a percentage of net sales in unit sales of higher margin laundry products.

         Selling, general and administrative expenses increased 84.8% to $11.1 million in the three months ended September 30, 1996 from $6.0 million for the comparable period in 1995. As a percentage of net sales, these expenses increased to 23.0% in the three months ended September 30, 1996 from 22.1% for the comparable period in 1995. The increase as a percentage of net sales was primarily due to increases as a percentage of net sales of 1.3% in freight and 1.0% in slotting fees, offset by decreases as a percentage of net sales of .7% in salaries and .5% in co-op advertising expenses.

         Income from operations increased 91.4% to $5.3 million in the three months ended September 30, 1996 from $2.8 million for the comparable period in 1995. As a percentage of net sales, income from operations increased to 11.1% in the three months ended September 30, 1996 from 10.3% for the comparable period in 1995.

         Interest expense-net increased to $161,000 in the three months ended September 30, 1996 from $111,000 for the comparable period in 1995, primarily as a result of higher average outstanding balances.

         Earnings before income taxes increased 93.2% to $5.2 million in the three months ended September 30, 1996 from $2.7 million for the comparable period in 1995. As a percentage of net sales, earnings before income taxes increased to 10.7% in the three months ended September 30, 1996 from 9.9% for the comparable period in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the nine months ended September 30, 1996 increased 64.5% to $125.1 million from $76.0 million for the nine months ended September 30, 1995. The increase was primarily the result of an increase in unit sales of laundry products, reflecting the addition of new customers and sales of additional products to existing customers. The increase in net sales was facilitated by an increase in the number of salespersons who joined the Company in the third and fourth quarter of 1995.

         Gross profit increased 89.1% to $42.5 million in the nine months ended September 30, 1996 from $22.5 million for the comparable period in 1995. Gross profit increased as a percentage of net sales to 34.0% in the nine months ended September 30, 1996 from 29.6% for the comparable period in 1995. The increase as a percentage of net sales was primarily attributable to the installation, in January 1995 and January 1996, of improved manufacturing equipment, which had a positive impact on labor efficiency and reduced product over-fills, and an increase as a percentage of net sales in unit sales of higher margin laundry products.

         Selling, general and administrative expenses increased 84.9% to $29.0 million in the nine months ended September 30, 1996 from $15.7 million for the comparable period in 1995. As a percentage of net sales, these expenses increased to 23.2% in the nine months ended September 30, 1996 from 20.6% for the comparable period in 1995. The increase as a percentage of net sales was primarily due to increases as a percentage of net sales of 1.3% in freight and 1.1% in slotting fees resulting from increased penetration into supermarkets.

         Income from operations increased 98.9% to $13.5 million in the nine months ended September 30, 1996 from $6.8 million for the comparable period in 1995. As a percentage of net sales, income from operations increased to 10.8% in the nine months ended September 30, 1996 from 8.9% for the comparable period in 1995.

         Interest expense-net decreased to $481,000 in the nine months ended September 30, 1996 from $532,000 for the comparable period in 1995, primarily as a result of lower average outstanding balances.

         Earnings before income taxes increased 108.1% to $13.0 million in the nine months ended September 30, 1996 from $6.3 million for the comparable period in 1995. As a percentage of net sales, earnings before income taxes increased to 10.4% in the nine months ended September 30, 1996 from 8.2% for the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         On August 11, 1995, the Company completed an initial public offering of shares of its common stock, pursuant to which the Company sold 1,477,890 shares of common stock (adjusted for the three-for-two stock split declared in January 1996). Net proceeds to the Company approximated $12.7 million. On June 5, 1996, the Company completed a second public offering of shares of its common stock, pursuant to which the Company sold 300,000 shares. Net proceeds to the Company approximated $11.7 million.

         At September 30, 1996, the Company's working capital was $17.9 million compared to $11.1 million at December 31, 1995. The increase in working capital is primarily attributable to proceeds the Company received from the June 1996 public offering and net income, offset by an increase in property, plant and equipment.

         Net cash used in operating activities for the first nine months of 1996 was $4.7 million compared to net cash provided by operating activities of $4.1 million for the comparable period of 1995. There were increases in accounts receivable, inventory, and prepaid expenses, offset by increases in the current portion of indebtedness under the Company's revolving credit line and accounts payable and accrued expenses. At September 30, 1996, accounts receivable was $24.2 million, an increase of $8.9 million from December 31, 1995, and at September 30, 1996, inventory was $15.4 million, an increase of $7.0 million from December 31, 1995. Both of these increases were primarily attributable to increased sales volume in 1996. At September 30, 1996, prepaid expenses and other current assets were $6.8 million, an increase of $3.8 million, primarily attributable to increased slotting costs, which are amortized over a twelve month period. These changes were partially offset by an increase in accounts payable and accrued expenses from $8.8 million at December 31, 1995, to $16.6 million at September 30, 1996.

         Net cash used in investing activities for the nine months ended September 30, 1996 was $11.8 million. Cash used in investing activities relates primarily to the purchase of production equipment and new plant expansion. The Company anticipates that capital expenditures in 1996 will be approximately $13.0 million, which includes installation and deposits for new manufacturing equipment and costs allocated to open a new manufacturing and distribution facility in Missouri.

         The Company has a line of credit under which it may borrow the lesser of $20.0 million or a defined borrowing base ("Line of Credit"). Borrowings under the Line of Credit bear interest at LIBOR plus 1.75% on the first $5.0 million (7.00% at September 30, 1996) and at the prime rate of the lender bank on the balance (8.25% at September 30, 1996). As of September 30, 1996, the Company had an outstanding balance of approximately $12.2 million.



         On October 18, 1996, the Company received a commitment letter from another bank providing for a $10,000,000 line of credit and a $20,000,000 capital expenditure line. Indebtedness under the $10,000,000 line of credit will be computed at LIBOR plus an Applicable Margin (determined by the Company's Debt to Worth ratio) or the prime rate of the lender minus 1.00%. The Company would at all times have the option to select the method of interest calculation. The line of credit will expire on April 30, 2000. Indebtedness under the $20,000,000 capital expenditure line will be computed at LIBOR plus an Applicable Margin

(determined by the Company's Debt to Worth ratio) or the prime rate of the lender minus 1.00%. The Company would at all times have the option to select the method of interest calculation until the line is converted to a fixed term. At the earlier of the Company's written notice to the bank or September 30, 1998, outstanding borrowings under this facility would convert into a five year term loan with a balloon payment due at final maturity equal to the lesser of $4,000,000 or 20% of the converted amount of the facility. The converted term loan will be computed at 1.5% above the bank's cost of funds. The bank's obligation to provide the new credit facility is subject to certain customary conditions, including the execution of mutually satisfactory definitive documentation. This new credit facility would replace the Line of Credit.

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority ("the EDA Loan"). As of September 30, 1996, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's manufacturing facility. The remainder is restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (3.85% at September 30, 1996).

         The Company believes its existing sources of liquidity, cash provided by operations, development authority loans, its current and anticipated lines of credit and the net proceeds from its public offerings will satisfy the Company's anticipated working capital and capital expenditure requirements for the foreseeable future.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:
                  None

Item 2.  Changes in Securities:
                  None

Item 3.  Defaults Upon Senior Securities:
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

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

                                                     USA DETERGENTS, INC.
                                                        (Registrant)


       November 13,1996                               /s/ Uri Evan
       ----------------                              -----------------------
           Date                                             Uri Evan
                                                        Chairman and CEO


       November 13,1996                               /s/ Harold J. Macsata
       ----------------                              -----------------------
           Date                                          Harold J. Macsata
                                                     Chief  Financial Officer