Form 10-K
period 1996-12-31
USA DETERGENTS INC
filed 1997-03-31
CIK 946816

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                     ------------------------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                      OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ___________________

                                     Commission File No. 0-26568

                             USA DETERGENTS, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                            11-2935430
       ---------------------------           ------------------
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

         1735 Jersey Avenue
       North Brunswick, New Jersey                 08902
       ---------------------------            -----------------
        (Address of principal                    (Zip Code)
          executive offices)

Registrant's telephone number, including area code:  (908) 828-1800

Securities registered pursuant to Section 12(b) of the Act:     Name of each exchange
     Title of each class                                         on which registered
     --------------------------------------------------------------------------------

         None                                                        Not Applicable
     ---------------                                              -------------------

Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, $.01 par value
      ----------------------------
           (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's Common Stock, as of March 14, 1997, was 13,790,717 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the closing price of such stock on the Nasdaq National Market on March 14, 1997 and the assumption for this computation only that all directors and executive officers are affiliates) was $163,457,730.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on May 20, 1997, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into this Annual Report (Part III).

     Unless otherwise indicated, all information in this Form 10-K has been adjusted to reflect (i) a reorganization of the company into a Delaware corporation effected in August 1995, (ii) the issuance of approximately 88,167 shares of Common Stock for each share of Common Stock of the Company's predecessor in connection with the reorganization and (iii) a 3-for-2 stock split effected in the form of a 50% stock dividend paid on February 9, 1996 (the "Stock Split"). Unless the context otherwise requires, the "Company" or "USA Detergents" shall mean USA Detergents, Inc., its wholly-owned subsidiaries and its predecessor to the reorganization.

     When used in this report, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. In addition to seasonal fluctuations, the Company's operating results are affected by a wide variety of other factors that could materially and adversely affect actual results, including competition; difficulties associated with rapid growth; dependence on certain customers, key products or limited sources of supply; and reliance on certain manufacturing facilities. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                    PART I

ITEM 1. BUSINESS

GENERAL

     USA Detergents is a leading manufacturer and marketer of quality nationally distributed value brand laundry and household cleaning products. The Company currently markets its products in eight laundry and household product categories and features twelve distinct value brands. Two of the Company's brands, XTRA(R) and Nice'n FLUFFY(R), currently rank among the ten largest brands in their respective product categories in terms of total retail sales in the United States. XTRA(R) and Nice'n FLUFFY(R) represented 60% and 21%, respectively, of the Company's net sales in 1996. The Company sells its products to large and small retailers throughout the United States including supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores, such as Wal-Mart, Consolidated Stores, K-Mart, Walgreens, Super Value and Waldbaum's.

HOUSEHOLD PRODUCTS MARKET OVERVIEW

     The Company believes the market for laundry and household cleaning products ("Household Products") in which it competes or intends to compete consists of the following eleven product categories: liquid laundry detergent, powder laundry detergent, liquid fabric softener, fabric softener sheets, household cleaners, dish detergent, personal soap products, air fresheners, bleaches, rug and upholstery cleaners and floor cleaners.

     While the leading supplier varies among different Household Products categories, the overall market for Household Products is dominated by two principal suppliers: Procter & Gamble Co. and Unilever N.V. The Company believes these two premium-priced brand suppliers accounted for approximately 54%, in the aggregate, of retail sales of Household Products in 1996.

     The Company views the market for Household Products as being segmented into four types of brands: value brands, store brands, mid-priced brands and premium-priced brands. The Company believes that consumer purchases of laundry and household cleaning products are determined, in large part, by price, with certain consumers willing to pay a premium for leading national brand names and the latest packaging and technology and other consumers demanding value-priced brands incorporating certain features found in premium-priced products. The Company believes the primary characteristics of each of these types of brands are as follows:

     Value Brands. Value brands are sold to retailers and consumers at prices significantly below most other brands of Household Products. Value brands generally incorporate packaging features and product quality comparable to premium-priced and mid-priced brands and typically are offered with only the most popular product features and in only the most popular sizes. Value brands are not advertised or promoted directly to the consumer by the value brand supplier.

     Store Brands. Store brands are marketed through various retail outlets under retailer-affiliated (private) labels and are typically manufactured to the specifications of individual retailers. Store brands typically are supported by limited retailer advertising, do not incorporate state-of-the-art packaging and are priced below mid-priced brands.

     Mid-Priced Brands. Mid-priced brands generally attempt to capitalize on their existing or historical brand equity, are supported by limited consumer advertising and are positioned as comparable but less expensive alternatives to premium-priced brands.

     Premium-Priced Brands. Premium-priced brands focus on promoting brand loyalty and consumer awareness of product features through significant national advertising. Premium-priced brands are supported by extensive research and development to design state-of-the-art packaging and product features and to develop new products.

BUSINESS STRATEGY

     The Company's objective is to be the leading supplier of value brand Household Products. The Company's business strategy is to enable retailers to increase sales and realize attractive profit margins on the Company's products while providing value to consumers. There can be no assurance that the Company will be successful in meeting its objectives or in successfully pursuing its strategies. The key elements of the Company's business strategy are described below:

Value to Retailers

     The Company focuses on assisting the retailer to profitably optimize its retail space in traditionally low margin Household Products categories. The Company provides retailers with merchandising support relating to product mix, shelf display and pricing strategies, and promotional programs which are designed to increase sales of the Company's products. The Company's emphasis on being a low-cost supplier allows it to sell its Household Products to retailers at prices which enable these retailers to offer a lower price to consumers while realizing relatively attractive margins. The Company also seeks to build strong relationships with retailers by providing them with a high level of customized service including direct shipments, electronic data interchange, mixed product pallets and flexible, prompt delivery.

Value to Consumers

     The Company offers consumers attractively packaged, quality brand name products at prices significantly below most other brands. This combination of high product quality and low prices offers consumers an attractive alternative to other brands. The Company emphasizes cost reduction and has historically passed substantially all of its savings on to retailers and consumers. The Company maintains a low-cost structure by eliminating consumer advertising and coupon programs, employing efficient manufacturing and packaging techniques and limiting corporate overhead.

Brand and Corporate Identification

     The Company seeks to develop strong brand and corporate name recognition among retailers and strong brand recognition and brand loyalty among consumers. The Company believes that colorful and graphic packaging combined with recognizable product names and the Company's commitment to quality and low price, contribute to strong brand awareness and purchaser confidence at the consumer level, and generate increased product sales. The Company further believes that development of corporate and brand name recognition of the Company and its products among retailers enables the Company to introduce new products more effectively.

Further Market Penetration

     The Company focuses its sales efforts on supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores, particularly those whose retailing philosophy closely corresponds to the Company's high value, low cost marketing philosophy. The Company intends to continue increasing its market penetration by distributing its products through additional supermarkets, as well as other retail outlets. For 1996, Information Resources, Inc. Retail Review data indicates that the Company's XTRA(R) liquid laundry detergent and Nice'n FLUFFY(R) liquid fabric softener were sold to retailers representing 63.6% and 64.0%, respectively, of all commodity volume ("ACV") distribution within the food, drug and mass merchants sector, up from 46.0% and 44.6%, respectively, in 1995. ACV distribution for a product represents the percentage of food, drug and mass merchant retail outlets (as measured by aggregate retail sales) which sold that product during a specified time period in the United States. The Company intends to use the access to retailers it has gained through the success of its XTRA(R) and Nice'n FLUFFY(R) brands to increase the penetration of its other products through these existing retail outlets.

Expand Product Line

     The Company introduced 15 new products in 1995 and 38 new products in 1996, including re-formulations and alternate sizes. Net sales of products introduced in 1996 were $37 million or 21% of net sales for the year ended December 31, 1996.

PRODUCTS

     The Company currently sells its products, representing approximately 500 stock keeping units ("SKUs"), in eight Household Product categories under twelve distinct brand names. The Company also sells a line of automotive care products, first introduced in 1995. The Company's products include the following:


PRODUCT CATEGORY            Primary Company Brands
----------------            ----------------------
Liquid Laundry Detergent    XTRA(R)
Powder Laundry Detergent    XTRA(R)
Liquid Fabric Softener      Nice'n FLUFFY(R)
Fabric Softener Sheets      Nice'n FLUFFY(R)
Household Cleaners          Captain Shine(R),Touch of Glass(R), Swiss Pine(R),
                              Tile Action(TM), Fabulous(TM), Plumber's Aid(TM)

Dish Detergent              XTRA(R) Plus, Crystal Shine(R)
Personal Soap Products      Fine Care(R)

Air Fresheners              Country Air(TM)
Automotive Products         Speedway(R)



     The Company's laundry detergents and fabric softeners accounted for an aggregate of approximately 81% and 85% of the Company's net sales in 1995 and 1996, respectively, with XTRA(R) liquid laundry detergent accounting for 52% and 47% of net sales in these periods, respectively. The Company's financial results and condition are substantially dependent on the continued success and growth of sales of these products. A number of factors could limit sales by the Company of these products, or the profitability of such sales, including competitive efforts by other manufacturers of similar products, shifts in consumer preferences or introduction and acceptance of alternative product offerings.

PRODUCT DESIGN AND DEVELOPMENT

     The Company consistently seeks to enhance the value of its products by either improving their performance and packaging or lowering their cost and has historically passed substantially all cost savings on to the retailer. The Company places considerable emphasis on package quality and uses premium quality materials and appealing, colorful graphic designs with the objective of providing its products with the same or better shelf appeal than premium and mid-priced brands.

     Most of the important product enhancements in the Household Products industry during the past several years have been developed by the research and development departments of the premium-priced brand companies and the chemical companies that supply the Household Products industry. Rather than maintain a large research and development department, the Company works closely with its suppliers, distributors and other industry participants to identify, and in some cases anticipate, technological and design innovations which may be incorporated into the Company's products. Generally, the Company adopts product and packaging features after they have gained general market acceptance and believes that it has typically been one of the first value brand suppliers to incorporate features comparable to the successful innovations of these larger competitors. The Company only incorporates features which it believes are valued by its consumer base. The Company believes that its approach to product design and development minimizes costs associated with significant research and development, limits the introduction of unproven innovations and features, and reduces the need to spend heavily to advertise new product developments or to educate consumers.

MARKETING AND DISTRIBUTION

     The Company sells its products to large and small retailers throughout the United States. The Company's various branded products have historically been sold primarily to supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores. Significant customers of the Company include Wal-Mart, Consolidated Stores, K-Mart, Walgreens, Super Value and Waldbaum's. The following table sets forth the Company's net sales for fiscal 1994, 1995 and 1996 by retail distribution channel:



                                       Percentage of Net Sales
 Distribution Channel              1994           1995            1996
 --------------------              ----           ----            ----
 Supermarkets                      25.4%          32.1%            40.6%
 Mass Merchandisers                20.8           29.0             27.5
 Variety and Dollar Stores         34.2           24.5             16.8
 Drug Stores                       10.5            8.8              9.8
 Small Grocery and Other            9.1            5.6              5.3
                                  -----          -----            -----
     Total                        100.0%         100.0%           100.0%
                                  =====          =====            =====



     The Company's largest customer, Wal-Mart, accounted for approximately 17% of net sales in 1995 and 1996. No other customer of the Company accounted for more than 5% of the Company's net sales during 1995 or 1996. As is customary in the Household Products industry, the Company does not have long-term contracts with its customers. A significant reduction of purchases by any of the Company's largest customers could have a material adverse effect on the Company's business and results of operations.

     As of December 31, 1996, the Company sold its products through its own 62 person national sales department, which included seven regional offices, supported by a network of 104 independent brokers and sales representatives. In fiscal 1996, approximately 55% of the Company's net sales were generated by its internal sales force with independent broker assistance, with the remaining 45% of net sales generated without broker assistance. Each salesperson is compensated by salary and commissions.

     The Company seeks to provide retailers with high levels of sales and merchandising support and delivery services. The Company's sales and merchandising support and delivery services are designed to assist retailers in increasing sales of the Company's products through development of improved packaging, product mix, shelving and pricing strategies, and effective promotional programs. To provide better delivery service to its customers, the Company is flexible as to the amounts and combinations of products it will deliver and generally strives to deliver products within one to seven business days of receiving an order. With certain retailers, the Company uses electronic data interchange ("EDI") systems that interface directly with the customer's product ordering process. EDI, combined with the Company's internal computerized management information and control system, improves inventory and cost management and facilitates rapid delivery to retailers.

     Substantially all product distribution is centralized at the Company's facilities in New Jersey and in Missouri, with the exception of subcontracted products which are usually distributed directly to retailers from the subcontractors by freight companies selected by the Company. Products are generally delivered to a retailer's distribution center, although the Company distributes products representing a limited amount of net sales directly to retail outlets. Substantially all of the Company's products are delivered by independent trucking companies, with the remainder delivered by nine trucks and 25 trailers leased by the Company. The Company is currently exploring opportunities to move inter-plant transfers via rail.

     Beginning in the latter part of the third quarter of 1996, the Company experienced distribution difficulties and late customer deliveries primarily attributable to the Company's continuing rapid growth in sales and the assimilation of three new manufacturing and distribution facilities. The effect of these factors was to increase the costs associated with plant integration, distribution and customer returns and allowances, and had a material adverse effect on the results of the Company's operations for fiscal 1996. While the Company is working with its customers to establish and assure efficient distribution, there can be no assurance that such efforts will be successful or that similar or new problems with distribution will not occur in the future.

MANUFACTURING AND SUPPLY

     During 1996, the Company manufactured substantially all of its liquid products at its facility in North Brunswick, New Jersey. The manufacturing process at the Company's facility consists of blending liquid chemicals and fragrance, which the Company purchases from independent suppliers, and packaging such blends to create finished products. Blending is done according to or by modifying formulas provided by the Company's chemical suppliers. The Company conducts quality control tests on raw materials on a regular basis and also conducts stringent quality control tests on its products during and after the manufacturing process. The Company believes that as it generally manufactures one primary brand in each of its product categories, it is able to lengthen manufacturing runs, reduce manufacturing costs and sell products to retailers at prices which enable retailers to sell products to consumers at lower prices and/or achieve higher profit margins. Any extended interruption of operations at the Company's manufacturing facilities could have a material adverse effect on the Company's business and results of operations.

     For the year ended December 31, 1996, the Company purchased approximately 52% of its liquid chemicals from two suppliers, Stepan Company and Henkel Corporation, and purchased 27% of its powder detergent from Cap City Products Company, Inc. The balance of the Company's powder detergent was produced at a facility in Chicago with respect to which the Company has entered into a management agreement pursuant to which the Company maintains manufacturing control, and a supply agreement pursuant to which the Company has the right to purchase all of the supplier's output. Under the Company's supply and management agreements, the Company, by its purchases of products, funds operations of the supplier's facility. See Note 5 to "Notes to Consolidated Financial Statements."

     Substantially all of the bottles used by the Company during 1996 at its manufacturing facility were purchased from Owens-Illinois Closure Inc. ("Owens-Illinois"). The Owens-Illinois plant used in connection with the manufacture of such bottles is located near the Company's manufacturing facility and the majority of the Owens-Illinois plant's production is dedicated to the Company. The Company has entered into a supply agreement expiring January 31, 2001 with Owens-Illinois pursuant to which the Company has agreed to purchase substantially all of its plastic bottle packaging requirements from Owens-Illinois in return for Owens-Illinois' agreement to dedicate certain of its machinery to meet the Company's packaging requirements and provide additional machinery if necessary. Owens-Illinois has also agreed to use its best efforts to expand its capacity to meet the Company's continued growth in exchange for the Company's continuing commitment to purchase bottles from Owens-Illinois. Certain molds used to manufacture the Company's packaging are not owned by the Company.

     In January 1996, the Company entered into a lease for a facility located contiguous to Owens-Illinois' facility in Edison, New Jersey. The Company uses this facility for the manufacture of its scented candle air freshener products and additional warehouse and distribution capacity. In addition, the Company recently entered into a contract to purchase a new facility adjacent to its existing North Brunswick, New Jersey facility to consolidate its East Coast warehousing operations. See Item 2. "Properties."

     The Company also has certain products manufactured to the Company's specifications by independent contractors and intends to expand its capacity to produce non-liquid products by continuing to outsource manufacturing. The Company subcontracts the manufacture of products based on cost-effectiveness, manufacturing capacity and a desire to avoid large capital commitments associated with manufacturing before the Company can determine the long-term success of such products. The Company remains actively involved with each of its principal subcontractors and seeks to promote efficiencies and cost-savings at the subcontractor level by offering continuing technical, manufacturing and managerial advice. The Company's purchases from subcontractors are generally made pursuant to purchase orders.

     To support anticipated demand for its products, the Company expects to expand its manufacturing capacity by continuing to improve manufacturing efficiency, installing new manufacturing equipment during 1997, and selectively outsourcing production. The Company anticipates that it will spend between $19 million and $22 million in 1997 to fulfill its current expansion plans. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity."

     The Company's reliance on a sole supplier or limited group of suppliers and subcontractors involves several risks, including increased risk of inability to obtain adequate supplies, and reduced control over pricing and timely delivery. Although the timeliness, quality and pricing of deliveries from the Company's suppliers have been acceptable to date and the Company believes that additional sources of supply are generally available, there can be no assurance that supplies will be available on an acceptable basis or that delays in obtaining new suppliers, particularly of plastic bottles, will not have an adverse effect on the Company. The Company's inability to obtain adequate supplies of chemicals, packaging materials, manufacturing equipment or finished products at acceptable prices could have a material adverse effect on the Company's business.

INVENTORY PRACTICE AND ORDER BACKLOG

     The Household Products industry is generally characterized by prompt delivery of products by suppliers. The Company strives to maintain the time between the Company's receipt of a customer's order and shipment to the customer at one to seven business days. The Company generally maintains between two and ten days of finished product inventory. As a result of the short lead time between the order and delivery of its products, the Company does not maintain a significant backlog. The Company recently experienced distribution difficulties attributable to the Company's continuing rapid growth in sales. See "-- Marketing and Distribution."

INTELLECTUAL PROPERTY

     Brand identification is an important element in marketing the Company's products and the Company recognizes the importance of its trademarks to the success of its business. The Company obtains trademarks for certain of its brands and has registered or has applications pending to register certain trademarks with the United States Patent and Trademark Office. In addition, the Company has registered or applied for registration of certain of its trademarks in a number of foreign countries. Due to the importance of package design, labels, trademarks and trade dress to its business, the Company has taken, and expects to continue to take, vigorous action to protect against infringement of its trademarks and copyrights.

     Although the Company considers certain of its packaging, labels, trademarks and designs to be proprietary, certain of such packaging, labels, trademarks and designs are not protected by copyright or trademark registration. In addition, the Company from time to time has received, and may receive in the future, communications from third parties asserting and challenging intellectual property rights relating to the Company's products, labels, trademarks and packaging. There can be no assurance that third parties will not successfully assert claims against the Company with respect to existing or future products or packaging. Should the Company be found to infringe upon the intellectual property rights of others, the Company could be required to cease use of certain products, trademarks, labels or packaging or pay damages to the affected parties, either of which could have a material adverse effect on the business and operations of the Company. Substantial costs also may be incurred by the Company in redesigning its labels or packaging, in selecting and clearing a new trademark or in defending any legal action taken against it. Packaging, labels, trademarks and designs are generally reviewed by the Company's intellectual property counsel prior to their general adoption and usage.

     Manufacturers normally seek United States and foreign patent protection for the chemical formulations that they develop and numerous third party patents that relate to laundry and household cleaning products are on file with the United States Patent and Trademark Office. Formulations of the products produced by the Company are generally provided by the Company's third party chemical suppliers who are responsible for the intellectual property, if any, in such formulations. The Company believes it has been able to introduce products comparable to those introduced by most of its competitors by using manufacturing methods or materials that are not protected by patents or by acquiring patented formulations.

COMPETITION

     The Company experiences substantial competition from a number of suppliers of laundry and household cleaning products, including larger premium-priced, mid-priced and private label suppliers. Many of these suppliers have substantially greater financial, technical, marketing, distribution and other resources than the Company. In addition, there are several value brand suppliers which compete directly with the Company. The Company believes its products compete primarily on the basis of price and customer service and the Company does not intend to compete on the basis of premium-priced brand product features.

     The Company estimates, based on Information Resources, Inc. Retail Review data for the year ended December 31, 1996, that the two largest suppliers in the laundry and household cleaning products industry held approximately 54%, in the aggregate, of the domestic market for such products. These two suppliers, Procter & Gamble Co. and Unilever N.V., accounted for an aggregate of approximately 72% and 85% of 1996 domestic retail sales of liquid laundry detergents and liquid fabric softeners, respectively. These two product categories accounted for 47% and 21%, respectively, of the Company's net sales in 1996.

     The laundry and household cleaning products industry is characterized by substantial price competition which is effected through changes in price, product size and promotions. The Company believes it typically is not affected by price changes initiated by larger premium-priced or mid-priced suppliers whose pricing is substantially higher than the Company's pricing. Some suppliers of value brands or store brands compete directly with the Company as low price suppliers. Competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Such competitive pricing has in certain cases necessitated and may continue to necessitate price reductions by the Company and has and may continue to result in lost orders. Although the Company has not suffered significantly as a result of competitive pricing, there can be no assurance that future price or product changes by the Company's competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position.

EMPLOYEES

     As of December 31, 1996, the Company had 562 full-time employees, of whom 40 worked in executive, administrative or clerical capacities, 352 worked in design and manufacturing, 108 worked in warehouse facilities and 62 worked in sales. The Company believes that its relations with its employees are good. The Company has never experienced any interruption of any of its operations due to a labor disagreement with its employees.

ENVIRONMENTAL REGULATION

     The Company is subject to various federal, state and local environmental laws and regulations, including those relating to wastewater discharge, air quality and the storage, handling and disposal of a variety of substances. Some of the chemicals used by the Company and stored at its manufacturing facility are materials regulated by federal or state environmental protection agencies. While the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditure requirements for environmental compliance because of continually changing compliance standards and technology. Consequently, unforeseen expenditures required to comply with such laws and regulations, including unforeseen environmental liabilities, could have a material adverse effect on the Company's business. The Company maintains $6.0 million of insurance coverage for environmental liabilities.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers and significant employees of the Company:


NAME                   AGE POSITION
----                   --- --------
Uri Evan               60  Chairman of the Board; Chief Executive Officer
Joseph S. Cohen        46  Vice Chairman of the Board
Frederick J. Horowitz  32  Executive Vice President; Chief Administrative
                           Officer; Director
Frank Corella          52  Vice President of Sales and Marketing
Harold J. Macsata      53  Vice President of Finance; Chief Financial Officer;
                           Treasurer
Daniel Bergman         39  Vice President; Director of New York Metro Sales;
                           Secretary; Director
Mark Antebi            43  Vice President; Director of International Sales;
                             Director



     URI EVAN has been Chairman of the Board of the Company since 1989 and Chief Executive Officer since 1993. Since 1993, Mr. Evan has been Vice Chairman and Chief

Executive Officer of American Value Brands Inc., a food marketing company of which he was a co-founder. From 1991 to 1992, he served as Chairman and Chief Executive Officer of I. Rokeach & Sons Inc., a kosher food manufacturing and marketing company. From 1988 to 1990, Mr. Evan was Chairman and Chief Executive Officer of Newrock Development Inc., a real estate development company. From 1969 to 1986, Mr. Evan was President and Chief Executive Officer of Engineering Services Group, a Tel Aviv-based international engineering, printing and publishing conglomerate of which he was a co-founder. From 1970 to 1982, he served as Chairman of Organization and Management Sciences Consultants Ltd., an Israeli management and computer sciences firm of which he was a co-founder.

     JOSEPH S. COHEN was a founder of the Company and has been Vice Chairman of the Board of the Company since 1988. From 1981 to 1988, Mr. Cohen was President of Michael Brooke Accessory, a jewelry accessory company, of which he was the founder. From 1976 to 1981, Mr. Cohen was President and Chief Executive Officer of Pam Lauren, a jewelry retailer, of which he was the founder.

     FREDERICK J. HOROWITZ has been Executive Vice President and Chief Administrative Officer of the Company since June 1995, having served as Managing Director of the Company since January 1995 and a director of the Company since 1989. From 1991 through 1994, Mr. Horowitz was President and Chief Operating Officer of the Company. From 1990 to 1991, he served as Vice President of Operations. From 1988 to 1991, Mr. Horowitz was a Senior Vice President of Newrock Development Inc., a real estate development company. Mr. Horowitz is the son of Dinah Evan, who is married to Uri Evan.

     FRANK CORELLA has been Vice President of Sales and Marketing of the Company since 1991. From 1990 to 1991, he was President and Principal of Paperoni, Inc., a party supply company. From 1988 to 1990, he served as President of US1 Auto Parts. From 1984 to 1988, Mr. Corella served as President of American Discount Auto Parts, a division of Rite Aid. From 1962 to 1984, he held various positions at SupeRx Drugs, a division of Kroger Foods, including Vice President of Marketing.

     HAROLD J. MACSATA has been Vice President of Finance and Chief Financial Officer of the Company since January 1994 and Treasurer since June 1995. From 1987 to 1993, he served as Vice President of Finance and Chief Financial Officer for Roller Bearing Company of America, a roller bearing company. From 1966 to 1987, he served in various management positions at Torrington Company, a roller bearing company.

     DANIEL BERGMAN was a founder of the Company, has been a Vice President of the Company since June 1995 and has been Director of New York Metro Sales, Secretary and a director of the Company since 1988. Between 1987 and 1991, Mr. Bergman was President of Carnegie International Inc., a retail and export electronics company, and between 1984 and 1987, Mr. Bergman was a Vice President of Nikora International Inc., a retail and export electronics company.

     MARK ANTEBI was a founder of the Company, has been a Vice President of the Company since June 1995 and has been Director of International Sales of the Company and a director of the Company since 1988. Between 1987 and 1991, Mr. Antebi was Vice President of Carnegie International Inc., a retail and export electronics company, and between 1985 and 1988, Mr. Antebi was President of Nikora International Inc., a retail and export electronics company.


ITEM 2. PROPERTIES

     The Company currently conducts its operations from a 360,000 square foot facility located in North Brunswick, New Jersey. The Company's executive offices and its manufacturing, office support, and receiving and shipping departments are all located in that facility. The lease relating to such facility expires in 2004, subject to two five-year extensions. For the fiscal year ended December 31, 1996, the Company recorded rent expense of approximately $1.3 million. In January 1996, the Company entered into a lease for a 175,000 square foot facility located in Edison, New Jersey. The Company uses this facility for the manufacture of its scented candle air freshener products and for additional warehouse and distribution capacity. The lease relating to such facility expires in 2001, subject to one five-year extension, and provides for an annual rental of $568,750. In August 1996, the Company purchased a 360,000 square foot facility located near Kansas City, Missouri for the production of additional liquid laundry products and distribution. The Company also leases seven additional sales offices throughout the United States. In addition, on January 22, 1997, the Company entered into a contract to purchase a 650,000 square foot facility in North Brunswick, New Jersey, adjacent to the Company's existing facility for a purchase price of $7.2 million. The Company expects to consolidate its entire East Coast warehousing and distribution operation at this new facility. The purchase is expected to occur in the near future and to be funded by an increase in the Company's credit facility. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The property is currently the subject of an Administrative
Consent Order issued by the New Jersey Department of Environmental
Protection (the "NJDEP") relating to the remediation of certain hazardous wastes which were discharged onto the property by the seller.
The seller has undertaken substantial remediation efforts to date to clear the property of these hazardous wastes and has posted a bond with the NJDEP to secure the costs to continue such clean up activities.
In addition, at the time the Company acquires this property, the seller will provide the Company with an undertaking to complete the clean up of the property to the standards required by the NJDEP and will provide the Company with a complete indemnity against any claims or obligations to clean up the property which may be asserted against the Company and which arise from any hazardous wastes that existed on the property on the date the Company acquires the property. While the Company believes it has taken adequate steps to protect its interests, there can be no assurance that the Company will not incur costs in connection with environmental matters concerning the property.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceeding other than such proceedings which it believes will not have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                   PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of common stock (the "Common Stock") are quoted on The Nasdaq National Market under the symbol "USAD." The Common Stock was initially offered to the public on August 7, 1995 at $9.67 per share (the "1995 IPO"). The following table sets forth for the periods indicated the high and low reported last sale prices per share for the Common Stock as reported by The Nasdaq National Market. All last sale prices for periods prior to February 9, 1996 have been divided by 1.5, the assumed effect of the Stock Split.



                                                     HIGH        LOW
                                                     ----        ---
Fiscal 1995
Third Quarter (commencing August 7)                 $14.75     $11.50
Fourth Quarter                                       18.17      13.67

Fiscal 1996
First Quarter                                       $38.00     $22.00
Second Quarter                                       48.00      30.25
Third Quarter                                        42.25      25.00
Fourth Quarter                                       42.25      30.50

Fiscal 1997
First Quarter (through March 14)                    $45.25     $20.38



     The number of stockholders of record of Common Stock on March 14, 1997 was 87. On March 14, 1997, the last reported sale price of the Common Stock as reported by The Nasdaq National Market was $24.13 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (IN THOUSANDS EXCEPT PER SHARE DATA)

     The following selected financial data are derived from the audited consolidated financial statements of the Company. The consolidated financial statements for the years ended December 31, 1994, 1995 and 1996 have been audited by Deloitte & Touche LLP, and their report dated February 17, 1997 (March 3, 1997 and March 24, 1997 as to Note 4) appears elsewhere herein. The selected financial data for the years ended December 31, 1992 and 1993 was derived from financial statements audited by Goldstein Golub Kessler & Company, P.C. and the balance sheet data for the year ended December 31, 1994 were derived from financial statements audited by Deloitte & Touche LLP. The report of Goldstein Golub Kessler & Company for 1993 and 1992 does not appear in this Annual Report. No cash dividends, other than S corporation distributions, were paid for any years presented.




                                                           YEAR ENDED DECEMBER 31,
                                              1992      1993       1994       1995     1996
                                              ----      ----       ----       ----     ----
INCOME STATEMENT DATA:
Net sales                                    $21,860   $46,939    $68,663   $104,878  $174,031
Cost of goods sold                            16,941    36,896     51,588     72,921   115,338
                                             -------   -------    -------   --------  --------
Gross profit                                   4,919    10,043     17,075     31,957    58,693
Selling, general and administrative expenses   3,893     8,445     12,182     22,232    43,046
Non-recurring expenses(1)                        398       893         --         --        --
                                             -------   -------    -------   --------  --------
Income from operations                           628       705      4,893      9,725    15,647
Interest expense-net                             192       383        543        544       868
                                             -------   -------    -------   --------  --------
Earnings before income tax                       436       322      4,350      9,181    14,779
Income tax provision                              --        22         83      2,156     5,912
                                             -------   -------    -------   --------  --------
Net income                                   $   436   $   300    $ 4,267   $  7,025  $  8,867
                                             ========  =======    =======   ========  ========
Net income per share                                                                  $    .65
                                                                                      ========
Weighted average number of shares outstanding                                           13,589
                                                                                      ========

PRO FORMA INCOME STATEMENT DATA(2):
Earnings before income tax as reported                            $ 4,350   $  9,181
Pro forma income tax provision                                      1,689      3,756
                                                                  -------   --------
Pro forma net income                                              $ 2,661   $  5,425
                                                                  =======   ========
Pro forma net income per share                                    $   .22   $    .43
                                                                  =======   ========
Weighted average number of shares outstanding                      11,915     12,494
                                                                  =======   ========

                                                               DECEMBER 31,
                                              1992      1993       1994       1995     1996
                                              ----      ----       ----       ----     ----
Working capital (deficit)                    $ 1,192   $   (30)   $ 5,154   $ 11,132  $ 40,562
Total assets                                   9,308    19,718     24,449     40,590    98,904
Short-term debt                                1,893     4,425      3,860      7,320     4,318
Long-term debt                                 2,142     4,563      6,180      1,830    30,812
Stockholders' equity                           1,050     1,850      5,880     20,292    41,259


-------------
(1) Consists of loss on theft of inventory of $398,000 in 1992, and plant relocation expense of $474,000 and loss on theft of inventory of $419,000 in 1993.
(2) Pro forma net income represents net income less a provision for income taxes that would have been required had the Company been taxed as a C corporation during the entire period presented. The Company elected to be treated as a Subchapter S corporation until August 10, 1995 (one day prior to the closing of the 1995 IPO), and, as a result, was not subject to federal and certain state income taxes prior to that time. No pro forma adjustments have been made for additional compensation expense paid to the existing stockholders of the Company who are officers of the Company associated with the termination of the Company's S corporation status in connection with the 1995 IPO or for a reduction in interest expense relating to the assumed pay down of borrowings under the Company's then existing working capital line of credit with the net proceeds of the 1995 IPO, because the net effect of such adjustments is not material. See Note 1 of "Notes to Consolidated Financial Statements" for the years ended December 31, 1994, 1995 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's net sales in the year ended December 31, 1996 totalled
174.0 million, representing an increase of 66.0% over net sales of $104.9 million in the year ended December 31, 1995. The Company's growth has been achieved primarily through increases in market penetration of the Company's products, particularly laundry detergents and liquid fabric softeners, and the introduction of new products, including re-formulations and alternate sizes. Net sales of the Company's liquid laundry detergent and liquid fabric softeners totaled $151.9 million or 84.1% of net sales in the year ended December 31, 1996, and $75.6 million or 72.1% of net sales in the year ended December 31, 1995. Net sales of products introduced in 1996 were $37.4 million or 20.9% of net sales for the year ended December 31, 1996. Since 1993, gross margins have improved due to (i) sales increases of laundry products which generally have higher gross margins than the Company's other products, (ii) the relocation by the Company of its manufacturing operations to its current, more efficient North Brunswick, New Jersey facility in 1993 and (iii) efficiencies in purchasing packaging supplies and raw materials. As the Company has increased sales through supermarkets, it has increased payments of "slotting fees" (fees which are generally required to be paid in advance to supermarkets in order to obtain shelf space and are accounted for by the Company as selling, general and administrative expenses). The Company intends to continue increasing sales to supermarkets. The growth of the Company has been, and will continue to be, dependent upon a number of factors, including the ability of the Company to successfully introduce new products, to increase sales to existing retail customers, to sell its products to new retail customers and to manage its growth. If products introduced by the Company are discontinued or encounter production or formulation problems, or the Company experiences difficulties with distribution or late customer deliveries such as occurred during the last half of 1996, the Company's results of operations could be materially, adversely affected. There can be no assurance that the Company will be able to maintain its present rate of growth.

     From its organization through August 9, 1995, the Company operated as an S corporation and, as a result, liability for the Company's net income for federal and certain state income tax purposes was borne directly by the Company's stockholders. The Company paid or accrued 75.8% ($6.9 million) of its earnings before income taxes from inception through August 9, 1995 in the form of S corporation distributions to stockholders. One day prior to the closing of the 1995 IPO, the Company became a taxable C corporation for income tax reporting purposes. The Company has incurred increased salary expenses of approximately $375,000 for certain members of senior management in connection with the termination of its S corporation status.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain income statement data expressed as a percentage of net sales. Certain column totals set forth may not add due to rounding.



                                                   YEAR ENDED DECEMBER 31,
                                                  1994       1995       1996
                                                  ----       ----       ----
Net sales                                        100.0%     100.0%     100.0%
Cost of goods sold                                75.1       69.5       66.3
                                                 -----      -----      -----

Gross profit                                      24.9       30.5       33.7
Selling, general and administrative expenses      17.7       21.2       24.7
Non-recurring expenses                              --         --         --
                                                 -----      -----      -----
Income from operations                             7.1        9.3        9.0
Interest expense-net                               0.8        0.5        0.5
                                                 -----      -----      -----
Earnings before income taxes                       6.3        8.8        8.5
Income tax provision                               0.1        2.1        3.4
                                                 -----      -----      -----
Net income                                         6.2%       6.7%       5.1%
                                                 =====      =====      =====


Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales in the year ended December 31, 1996 increased 65.9% to $174.0 million from $104.9 million in the year ended December 31, 1995. The increase was primarily the result of an increase in unit sales of laundry products and, to a lesser extent, the introduction of new products and additional product sizes.

     Gross profit increased 83.4% to $58.7 million in the year ended December 31, 1996 from $32.0 million in the prior year. Gross profit increased as a percentage of net sales to 33.7% in 1996 from 30.5% in the prior year, primarily as a result of continued improvement in labor efficiencies and purchasing improvements, and an increase as a percentage of net sales in unit sales of higher margin laundry products, offset in part by higher costs associated with integrating the Company's Chicago, Kansas City and Edison, New Jersey facilities.

     Selling, general and administrative expenses increased 93.7% to $43.0 million in the year ended December 31, 1996 from $22.2 million in the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 24.7% in 1996 from 21.2% in the prior year. The increase as a percentage of net sales was due primarily to a 1.6% increase in freight costs arising out of distribution inefficiencies, an increase of 1.5% in slotting fees resulting from increased penetration into supermarkets, and, an increase of 0.4% in write-offs from customer charge-backs caused by distribution inefficiencies. For a description of the problems experienced by the

Company with respect to distribution, see Item 1. "Business--Marketing and Distribution."

     Income from operations increased 60.9% to $15.6 million in the year ended December 31, 1996 from $9.7 million in the prior year. As a percentage of net sales, income from operations decreased to 9.0% in 1996 from 9.3% in the prior year as a result of higher selling, general and administrative expenses, offset in part by improved gross profit as a percentage of sales.

     Interest expense-net increased to $868,000 in the year ended December 31, 1996 from $544,000 in the prior year due to increased borrowings to fund higher levels of inventories and accounts receivable resulting from increased sales. As a percentage of sales, interest expense-net was unchanged at 0.5%.

     Earnings before income taxes increased to $14.8 million in the year ended December 31, 1996 from $9.2 million in the prior year. As a percentage of net sales, earnings before income taxes decreased to 8.5% in 1996 from 8.8% in the prior year.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net sales in the year ended December 31, 1995 increased 52.7% to $104.9 million from $68.7 million in the year ended December 31, 1994. The increase was primarily the result of an increase in unit sales of laundry products, reflecting the addition of new customers and sales of additional products to existing customers. The increase in net sales was facilitated by an increase in the number of salespersons who joined the Company in the fourth quarter of 1994.

     Gross profit increased 87.2% to $32.0 million in the year ended December 31, 1995 from $17.1 million in the prior year. Gross profit increased as a percentage of net sales to 30.5% in the year ended December 31, 1995 from 24.9% in the prior year. The increase as a percentage of net sales was primarily attributable to the installation, in January 1995, of improved manufacturing equipment, which had a positive impact on labor efficiency and reduced product over-fills, and an increase as a percentage of net sales in unit sales of higher margin laundry products.

     Selling, general and administrative expenses increased 82.5% to $22.2 million in the year ended December 31, 1995 from $12.2 million in the prior year. As a percentage of net sales, these expenses increased to 21.2% in the year ended December 31, 1995 from 17.7% in the prior year. The increase as a percentage of net sales was primarily due to increases as a percentage of net sales of 2.2% in merchandising allowances and co-op advertising, 0.4% in selling commissions, 0.2% in slotting fees resulting from increased penetration into supermarkets and 0.2% in bad debt expenses.

     Income from operations increased 98.8% to $9.7 million in the year ended December 31, 1995 from $4.9 million in the prior year. As a percentage of net sales, income from operations increased to 9.3% in the year ended December 31, 1995 from 7.1% in the prior year.

     Interest expense-net increased to $544,000 in the year ended December 31, 1995 from $543,000 in the prior year.

     Earnings before income taxes increased 111.1% to $9.2 million in the year ended December 31, 1995 from $4.4 million in the prior year. As a percentage of net sales, earnings before income taxes increased to 8.8% in the year ended December 31, 1995 from 6.3% in the prior year.

Seasonality

     The Company has experienced, and may experience in the future, quarter-to-quarter fluctuations in its operating results. The Company's financial performance has been somewhat weaker in the fourth quarter than in other fiscal quarters, primarily as a result of promotion-oriented retailers providing reduced or less desirable display space for the Company's products during the holiday shopping season. The Company expects that this trend will be somewhat mitigated as anticipated sales from supermarkets, which are less promotion- oriented during the holiday shopping season, increase as a percentage of total net sales. The timing and introduction of new products and other factors may also cause quarterly fluctuations in the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company's working capital increased to $40.6 million from $11.1 million at December 31, 1995. The primary reasons for the increase include higher levels of inventory and accounts receivable, as discussed below, and the Company no longer being subject to an asset-based lending facility which required the automatic payment of all cash to outstanding borrowings. At December 31, 1996 accounts receivable was $28.2 million, an increase of $12.9 million from December 31, 1995 primarily attributable to increased sales volume in 1996. At December 31, 1996 inventory was $27.0 million, an increase of $18.6 from December 31, 1995, primarily attributable to increased sales volume and inventory imbalances caused by problems in distribution. As a result of the change to the lending facility, cash at December 31, 1996 was $2.4 million, an increase of $2.3 million from the prior year. These changes were partially offset by an increase in accounts payable and accrued expenses to $20.1 million at December 31, 1996 from $8.8 million at December 31, 1995. Net cash used in operating activities in 1996 and 1995 was ($15.3) million and ($412,000), respectively. Decreases in cash provided by operating activities in 1996 relate primarily to the increase in inventory and accounts receivable. The decrease in cash provided by operating activities in 1995 was primarily due to an increase in accounts receivable.

     The Company's 1995 IPO provided net proceeds to the Company of approximately $12.7 million. Approximately $8.3 million was used by the Company to repay amounts outstanding under its then existing line of credit. The Company consummated a sale of 300,000 shares of Common Stock in June 1996, providing net proceeds to the Company of $11.7 million. The net proceeds from the June 1996 offering were used to pay down the Company's then existing line of credit. Historically, the Company has financed its operations from capital provided by existing stockholders, funds generated by operations, bank lines of credit, the proceeds of the Company's loan from the New Jersey Economic Development Authority (the "EDA Loan") and capitalized lease obligations. The Company has used cash provided by operating activities to fund capital expenditures, operations and S corporation distributions.

     Net cash used in investing activities in 1996 and 1995 was $20.5 million and $6.1 million, respectively. Cash used in investing activities in 1996 relates to purchases of property and equipment. Cash used in investing activities in 1995 relates primarily to purchases of production equipment and a loan of approximately $2.3 million to an unaffiliated third party supplier of powder laundry detergent. The Company has an option to purchase the supplier's facility for the outstanding principal amount of the loan. See Item
1. "Business--Manufacturing and Supply" and Note 5 of "Notes to Consolidated Financial Statements."

     Net cash provided by financing activities in 1996 and 1995 was $38.0 million and $6.5 million, respectively. Cash provided by financing activities in 1996 was primarily proceeds from sales of Common Stock and a bank line of credit. Cash provided by financing activities in 1995 was primarily proceeds from sales of Common Stock, the bank lines of credit and the EDA Loan, offset primarily by S corporation distributions to stockholders. At December 31, 1996, the Company had short-term debt of $4.3 million and long-term debt of $30.8 million as compared to short-term debt of $7.3 million and long-term debt of $1.8 million at December 31, 1995. The increase in overall debt was primarily attributable to increases in inventory and accounts receivable levels.. Short-term debt consisted of borrowings under the Line of Credit, current portions of long-term debt and current portions of capitalized lease obligations. Long-term debt consisted of the long-term portion of bank lines of credit, borrowings under the EDA Loan and capitalized lease obligations.

The Line of Credit

     In December 1996, the Company entered a credit facility with PNC Bank, N.A. ("PNC") replacing the Company's then existing line of credit. The new credit facility consists of a $20 million capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10 million traditional revolving facility. Borrowings under the credit facility bear interest at LIBOR plus .50% to 1.5% (6.08% as of December 31, 1996) or one percent below the prime rate of PNC, at the Company's election. All amounts outstanding as of December 31, 1996 were subject to the 6.08% LIBOR-based interest rate. Unused portions of the revolving facility are subject to a commitment fee of .25% on such unused amounts. All amounts outstanding under the capital expenditure facility at September 30, 1998 will be converted to a five year term note. The revolving facility becomes due and payable at April 30, 2000, subject to one-year extensions at the option of PNC. PNC also provides the Company with a $3 million letter of credit facility. Amounts drawn on the letter of credit facility are subject to an annual fee of 0.5% of the face amount of each standby letter of credit. Each standby letter of credit issued will have a stated term of no more than one year. The credit facility contains various restrictions which include, among other things, limiting the incurrence of additional indebtedness and requiring specified debt to equity and current ratios and a minimum consolidated tangible net worth. At December 31, 1996, the Company did not meet the debt to equity level required pursuant to the credit facility. On March 24, 1997, the Company received a waiver of the violation and the Company and PNC have agreed to amend the facility, as discussed below. On December 31, 1996, the Company also obtained a 60-day $4 million bridge loan, bearing interest at one percent below the lender's prime rate (7.25%). As of December 31, 1996, approximately $33.3 million was outstanding under the credit facility and the bridge loan facility. On March 3, 1997, the Company repaid the bridge loan facility with funds generated from working capital.

     On March 24, 1997, the Company obtained a commitment from PNC and a second lender to amend the Company's existing credit facility with PNC (the "New Facility"). The New Facility, as outlined in the commitment letter, is expected to provide for, among other things, an increase in the revolving credit facility from $10 million to $20 million, an increase in the capital expenditure facility from $20 million to $35 million and a $10 million bridge loan which will be repaid at the closing of the New Facility from the proceeds of the capital expenditure facility. The revolving credit facility expires three years from the closing of the New Facility and the capital expenditure facility matures on May 31, 1999, at which time the then outstanding balance, if any, will be converted to a five-year term loan. Borrowings under the New Facility bear interest at rates which approximate the existing credit facility with PNC. The commitment provides that all of the assets of the Company will be pledged as collateral for the New Facility. The New Facility is conditional upon, among other things, the finalization of a loan agreement acceptable to PNC.

The EDA Loan

     The following is a description of the material terms of the EDA Loan of $2.75 million received by the Company in 1993 from the New Jersey Economic Development Authority. As of December 31, 1996, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's manufacturing facility. The remainder is restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.2% at December 31, 1996). The EDA Loan is collateralized by all assets purchased with the proceeds of the EDA Loan. The EDA Loan contains various restrictions on the Company which preclude the Company, without first obtaining consent, from taking certain actions including making capital expenditures in excess of

$7.25 million, transferring or making other dispositions of any material property of the Company, engaging in any business not incidental to the Company's present business, incurring additional indebtedness, paying dividends, making changes in the management of the Company or merging or consolidating with another entity. In connection with the EDA Loan, the Company also executed a Reimbursement Agreement with Banque Nationale de Paris, Houston Agency ("Banque Nationale"), pursuant to which Banque Nationale agreed to issue a letter of credit to ensure payment when due of the bonds issued in connection with the EDA Loan. The Company also entered into a Security Agreement with Banque Nationale pursuant to which Banque Nationale and the New Jersey Economic Development Authority were granted a security interest in all assets of the Company.

Capital Expenditures

     Capital expenditures were $20.5 million in 1996 and $3.9 million in 1995. Historically, capital expenditures have related principally to increasing manufacturing capacity. The Company anticipates that capital expenditures in 1997 will be between $19 million and $22 million, which includes expenditures for a new distribution facility, a high speed trigger line, and a new computer system, as well as expenditures associated with expanding the Company's manufacturing and distribution capabilities. The Company is in the process of expanding its credit facility to fund such capital expenditures. See "--The Credit Line." The Company believes its existing sources of liquidity, cash provided by operations and the anticipated increase in its credit facility with PNC will satisfy the Company's anticipated working capital and capital expenditure requirements for the foreseeable future.

EFFECTS OF INFLATION

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS

     See financial statements and supplementary data required pursuant to this Item beginning on page F-1 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING FINANCIAL AND DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 13, 1997, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business--Executive Officers of the Registrant" in Item 1 above of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Beneficial Ownership of Common Stock" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the headings entitled "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements.

       The Financial Statements and Financial Statement Schedules are listed in the accompanying index to financial statements beginning on page F-1 of this report.

    2. Financial Statement Schedule.

       Schedule II - Valuation and Qualifying Accounts



EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
-------                 ----------------------
   3.1   Certificate of Incorporation.1

   3.2   Form of By-Laws of the Registrant.1

   4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of Common Stock of the Registrant.1

   4.2   Specimen Common Stock Certificate.1

   4.3   Form of Registration Rights Agreements between the Registrant,
         Frederick R. Adler and Blair Effron.1

  10.1   Lease Agreement dated January 15, 1993 between Maurice M. Weill,
         Trustee for GEEMAC Property, and Registrant.1

  10.2   Supply Agreement dated November 29, 1994 between Owens-Illinois
         Plastic Products Inc., Owens-Illinois Closure Inc. and Registrant.1

  10.3 Amendment No. 1 dated December 1995 to Supply Agreement, dated November 29, 1994, between Owens-Illinois Plastic Products
         Inc., Owens-Illinois Plastic Products Inc., Owens-Illinois Closure
         Inc. and Registrant.2  (confidentiality note)*

  10.4 Amended and Restated Employment Agreement with Uri Evan dated January 1996.2**

  10.5   Employment Agreement for each of Joseph Cohen, Frederick J.
         Horowitz, Daniel Bergman, and Mark Antebi.1**

  10.6   Forms of Employment Agreement for each of Frank Corella and
         Harold J. Macsata.1**



EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
-------                 ----------------------
 10.7   Loan Agreement dated April 15, 1993 between the New Jersey
        Economic Development Authority and Registrant.1

 10.8   Reimbursement Agreement dated April 15, 1993 between Banque
        Nationale de Paris, Houston Agency and the Registrant.1

 10.9   Security Agreement dated April 15, 1993 between the New Jersey
        Economic Development Authority and the Registrant.1

 10.10  Loan Agreement dated December 17, 1996 between PNC Bank, N.A.
        and the Registrant.

 10.11  1995 Stock Option Plan.1**

 10.12  Stock Option Plan for Non-Employee Directors.1**

 10.13  Form of Directors and Officers Indemnity Agreement.1

 10.14  Lease Agreement dated January 26, 1996 between M&E Co. and the
        Company.2

 10.15  Purchase and Sale Agreement dated January 22, 1997 between The
        Okonite Company, Inc. and the Company.

 21     Subsidiaries of the Company.2

 23     Consent of Deloitte & Touche LLP.

 27     Financial Data Schedule.



(b) Reports on Form 8-K:

     None.


--------------------------
* Confidentiality Requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 406(b) of the Securities Act of 1933.

**   Management contract, or compensatory plan or arrangement.

1. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-93488), which exhibit is incorporated herein by reference.

2. Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-1386), which exhibit is incorporated herein by reference.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         PAGE
                                                                         ----
Independent Auditors' Reports                                             F-2
Consolidated Balance Sheets at December 31, 1995                          F-3
and 1996
Consolidated Statements of Income for the years                           F-4
ended December 31, 1994, 1995 and 1996
Consolidated Statements of Cash Flows for the                             F-5
years ended December 31, 1994, 1995 and 1996
Consolidated Statements of Stockholders' Equity                           F-6
for the years ended December 31, 1994, 1995 and 1996
Notes to Consolidated Financial Statements for the                        F-7
years ended December 31, 1994, 1995 and 1996


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of USA Detergents, Inc.:

     We have audited the accompanying consolidated balance sheets of USA Detergents, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, retained earnings and cash flows for the three years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USA Detergents, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of its operations and its cash flows for the three years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP

New York, New York
February 17, 1997
(March 3, 1997 and March 24, 1997 as to Note 4)

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                         1995          1996
                                                         ----          ----
Current assets:
Cash ................................................   $    61       $ 2,373
Accounts receivable, net of allowance for doubtful ..    15,278        28,196
accounts of $276 and $1,349, respectively
Inventories .........................................     8,448        26,989
Prepaid expenses and other current assets ...........     2,989         5,668
Income taxes receivable .............................        --           752
Deferred income taxes receivable ....................       630           998
                                                        -------       -------
    Total current assets ............................    27,406        64,976
Property and equipment--net .........................    10,404        28,603
Restricted funds ....................................       275           275
Other assets ........................................       255         2,800
Note receivable .....................................     2,250         2,250
                                                        -------       -------
    Total assets ....................................   $40,590       $98,904
                                                        =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable bank ...................................   $    --       $ 4,000
Accounts payable ....................................     4,830        13,725
Accrued expenses ....................................     3,942         6,371
Current portion of long-term debt ...................     7,320           318
  Income taxes payable ..............................       182            --
                                                        -------       -------
    Total current liabilities .......................    16,274        24,414
Long-term debt--net of current portion ..............     1,830        30,812
Deferred rent payable ...............................     1,204         1,284
Deferred income taxes payable .......................       990         1,135
                                                        -------       -------
    Total liabilities ...............................    20,298        57,645

Commitments and Contingencies

Stockholders' equity:
Preferred Stock--no par value; authorized ...........        --            --
1,000,000 shares, none issued
Common stock--$.01 par value; authorized ............       134           138
30,000,000 shares, issued and  outstanding
13,392,390 and 13,752,570 shares, respectively
Additional paid-in capital ..........................    15,499        27,595
Retained earnings ...................................     4,659        13,526
                                                        -------       -------
    Total stockholders' equity ......................    20,292        41,259
                                                        -------       -------
    Total liabilities and stockholders' equity ......   $40,590       $98,904
                                                        =======       =======



                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)



                                           1994        1995           1996
                                           ----        ----           ----
Net sales...........................     $68,663     $104,878       $174,031
Cost of goods sold..................      51,588       72,921        115,338
                                          ------      -------       --------

Gross profit........................      17,075       31,957         58,693

Selling, general and
administrative......................      12,182       22,232         43,046
                                          ------     --------       --------

Income from operations..............       4,893        9,725         15,647
Interest expense - net..............         543          544            868
                                           -----     --------       --------
Income before income                       4,350        9,181         14,779
tax provision.......................
Income tax provision................          83        2,156          5,912
                                          ------     --------       --------

Net income..........................     $ 4,267     $  7,025       $  8,867
                                         =======     ========       ========
Net income per share................                                $    .65
                                                                    ========
Weighted average number of
 common shares outstanding..........                                  13,589
                                                                    ========

Pro Forma Income Statement
Data:
Earnings before income tax
provision, as reported..............     $ 4,350     $  9,181
Pro forma income tax
provision...........................       1,689        3,756
                                         -------     --------
 Pro forma net income...............     $ 2,661     $  5,425
                                         =======     ========
 Pro forma net income per
 share..............................     $   .22     $    .43
                                         =======     ========
Weighted average number of
common shares outstanding
used in the pro forma per
share calculation...................      11,915      12,494
                                         =======     =======


                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                (IN THOUSANDS)


                                                     1994     1995      1996
                                                     ----     ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 4,267  $ 7,025  $  8,867
Adjustments to reconcile net income to net cash
flows from operating activities:
Depreciation and amortization                          762    1,006     2,302
Change in the provision for bad debts and sales
allowances                                             157      192     1,073
Increase/(decrease) in deferred rent                   416       (3)       80
Changes in operating assets and liabilities:
   (Increase) in accounts receivable                  (384)  (8,806)  (13,991)
   (Increase) in inventories                        (2,346)    (549)  (18,541)
   (Increase) in prepaid expenses
   and other current assets                         (1,250)  (1,293)   (2,679)
   (Increase)/decrease in other assets                 (34)      22    (2,545)
   Decrease/(increase) in accounts payable          (2,962)     966     8,895
   Increase in accrued expenses                      2,158      543     2,429
   Decrease in restricted funds                        141       --        --
   (Increase) in income taxes receivable                --       --      (752)
   Increase/(decrease) in deferred income taxes         --      360      (223)
   payable
   Increase/(decrease) in income taxes payable          38      125      (182)
                                                   -------  -------  --------
   Net cash provided by (used in) operating
   activities:                                         963     (412)  (15,267)
                                                   -------  -------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                 (1,651)  (3,851)  (20,501)
 Increase in note receivable                            --   (2,250)       --
                                                   -------  -------  --------
 Net cash used in investing activities:             (1,651)  (6,101)  (20,501)
                                                   -------  -------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Stockholder distributions                          (1,612)  (5,331)       --
 Repayment of stockholders loans                       (82)      --        --
 Proceeds from common stock subscription             1,375       --        --
 Repayment of EDA debt                                (334)    (305)     (305)
 Net proceeds from initial public offering              --   12,718        --
 Net proceeds from sale of common stock                 --       --    11,736
 Net proceeds from exercise of options                  --       --       364
 Increase in note payable bank                          --       --     4,000
 Increase/(decrease) in revolving credit line-net    1,394     (517)   22,322
 Capitalized lease repayments                          (22)     (68)      (37)
                                                   -------  -------  --------
 Net cash provided by financing activities             719    6,497    38,080
                                                   -------  -------  --------
 Net increase/(decrease) in cash                        31      (16)    2,312
 Cash, January 1,                                       46       77        61
                                                   -------  -------  --------
 Cash, December 31,                                $    77  $    61  $  2,373
                                                   =======  =======  ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid during the year for:                   $   520  $   539  $    834
                                                   =======  =======  ========
   Interest
   Income taxes                                    $    45  $ 1,671  $  7,059
                                                   =======  =======  ========



                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                PREFERRED STOCK        COMMON STOCK    ADDITIONAL                         STOCK         TOTAL
                                ---------------     ----------------    PAID-IN    RETAINED           SUBSCRIPTIONS STOCKHOLDERS'
                                SHARES   AMOUNT     SHARES    AMOUNT    CAPITAL    EARNINGS    TOTAL    RECEIVABLE     EQUITY
                                ------   ------     ------    ------    -------    --------    -----    ----------     ------
BALANCE, December 31, 1993....     --    $  --     7,943,000   $ 79     $ 2,836    $   310    $ 3,225    $(1,375)      $ 1,850
 Net income...................                                                       4,267      4,267                    4,267
 Stockholder distributions....                                                      (1,612)    (1,612)                  (1,612)
 Collection of common stock
  subscription receivable.....                                                                             1,375         1,375
                                ------   ------   ----------   ----     -------    -------    -------    -------       -------
BALANCE, December 31, 1994....     --       --     7,943,000     79       2.836      2,965      5,880         --         5,880
 Net income...................                                                       7,025      7,025                    7,025
 Stockholder distributions....                                                      (5,331)    (5,331)                  (5,331)
 Net proceeds from initial
  public offering.............                       985,260     10      12,708                12,718                   12,718
Three-for-two stock split.....     --       --     4,464,130     45         (45)        --         --         --            --
                                ------   ------   ----------   ----     -------    -------    -------    -------       -------
BALANCE, December 31, 1995....     --       --    13,392,390    134      15,499      4,659     20,292         --        20,292
 Net income...................                                                       8,867      8,867                    8,867
 Stock options exercised......                        60,180      1         363                   364                      364
 Net proceeds from sale of
 common stock.................     --       --       300,000      3      11,733                11,736                   11,736
                                ------   ------   ----------   ----     -------    -------    -------    -------       -------
BALANCE, December 31, 1996....     --    $  --    13,752,570   $138     $27,595    $13,526    $41,259    $    --       $41,259
                                ======   ======   ==========   ====     =======    =======    =======    =======       =======



                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USA Detergents, Inc. (the "Company") manufactures and markets nationally distributed value brand laundry and household cleaning products.

     Basis of Presentation--The accompanying Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Inventories--Inventories are stated at the lower of cost, determined by using the first-in, first-out and average methods, or market. The Company periodically reviews inventory for slow moving or obsolete items. Such items are written down to net realizable value and have not been material for any period presented.

     Slotting fees--The Company incurs certain costs in connection with placing its products. These costs are known in the trade as "slotting fees." The Company is amortizing these fees over a one year period from the date incurred. Deferred slotting fees are included in prepaid expenses and other current assets.

     Long-Lived Assets--In March 1995, the Financial Accounting Standards Board issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company has adopted this statement and the impact has not been significant.

     Depreciation and Amortization--Depreciation of property and equipment is provided for by using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for by the straight-line method over the lease term.

     Trademark and Deferred Loan Costs--Other assets include trademark costs, which are being amortized using the straight-line method over a period of 10 years, and loan closing costs, which are being amortized over the life of the loan.

     Income Taxes--Prior to August 10, 1995 (one day prior to the completion of the Company's initial public offering), the Company elected to be treated as an S corporation ("S corporation") under the applicable sections of the Internal Revenue Code. Accordingly, during the "S Corporation Period" there was no provision for federal income taxes as such earnings of the Company flowed through directly to the stockholders. The Company was subject to state and local taxes in certain states during the S Corporation Period.

     Deferred taxes on income are provided to reflect the tax effect of temporary differences between financial statement income and taxable income. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for tax purposes, straight-lining of step rental increases and differences in the timing of the deductibility of certain expenses between income tax and financial reporting.

     Fair Value of Financial Instruments--The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows (in thousands):



                                   December 31, 1995       December 31, 1996
                                   -----------------       -----------------
                                 Carrying     Estimated   Carrying  Estimated
                                  Amount      Fair Value   Amount   Fair Value
                                 --------     ----------  --------  ----------
Assets:
    Cash......................   $    61       $    61     $ 2,373       $ 2,373
Trade accounts receivable.....    15,554        15,554      29,545        29,545
Note receivable...............     2,250         2,250       2,250         2,250
Liabilities:
    Accounts payable,
    accrued expenses
    and taxes.................     8,954         8,954      20,096        20,096

Revolving line of
    credit....................     6,983         6,983      33,305        33,305
Capitalized lease
    obligations...............        56            56          19            19
Economic Development
    Authority loan............     2,111         1,946       1,806         1,712



The following methods and assumptions were used to estimate the fair value of the financial instruments presented above:

Cash -- The carrying amount is a reasonable approximation of fair value.

Trade accounts receivable, note receivable, accounts payable, accrued expenses and taxes. The fair value of receivables and payables are assumed to equal their carrying value because of their short maturities.

Revolving Credit Line -- Fair value is estimated by discounting the future stream of payments using the incremental borrowing rate of the Company, which represents its primary source of recourse financing.

Economic Development Authority Loan -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which no market quotes are available.

     Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition -- Revenue is recognized at the time the merchandise is shipped.

     Stock-Based Compensation -- Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income and pro forma net income per share are provided as if the fair value method was applied.

     Pro forma Earnings Per Share and Pro forma Information -- Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares outstanding. The dilutive effect of stock options have not been included as the impact is not material. Shares outstanding have been retroactively adjusted for the recapitalization.

     Pro forma net income has been adjusted to reflect a tax provision which reflects the actual taxes that would have been paid had the Company been a C corporation for all of 1995 and 1994.

     Reclassifications -- Certain reclassifications have been made to prior year amounts to conform with the presentation for the current year.

New Accounting Standard --

    In October, 1996, the Accounting Standards Executive Committee issued Statement of Position 96-1, "Environmental Remediation Liabilities." The statement provides guidance on accounting for environmental remediation liabilities and is effective for fiscal years beginning after December 15, 1996. Adoption of this statement is not expected to have any significant impact on the Company.
                                      F-9

2. INVENTORIES

     Inventories consist of the following:



                                          DECEMBER 31,
                                         1995      1996
                                         ----      ----
                                         (in thousands)
Raw material.........................   $ 3,816   $ 9,972
Finished goods.......................     4,632    17,017
                                        -------   -------
                                        $ 8,448   $26,989
                                        =======   =======



3. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following:


                                          DECEMBER 31,           ESTIMATED
                                         1995      1996         USEFUL LIFE
                                         ----      ----         -----------
                                         (in thousands)
Machinery and equipment...............  $ 7,672   $22,855      6 to 10 years
Furniture and fixtures................    1,382     2,608      5 to 7 years
Leasehold improvements................    2,563     3,381      Term of lease
Construction in progress..............    1,423     1,601
Land..................................       --     1,376
Building..............................       --     1,652        25 years
                                        -------   -------
                                         13,040    33,473

Less accumulated depreciation and
amortization..........................    2,636     4,870
                                        -------   -------
                                        $10,404   $28,603
                                        =======   =======


4. LONG TERM DEBT


                                                     1995        1996
                                                     ----        ----
Revolving credit facility (i).....................  $6,983      $33,305
New Jersey EDA loan (ii)..........................   2,111        1,806
Capitalized lease obligations (iii)...............      56           19
                                                     -----      -------
                                                     9,150       35,130
   Less amount due in one year....................   7,320        4,318
                                                     -----      -------
                                                    $1,830      $30,812
                                                    ======      =======


     Annual maturities of bank and other long-term debt, including capitalized leases, are as follows:



                          1997                    $ 4,318
                          1998                        311
                          1999                        305
                          2000                     10,305
                          2001                        310
                    Thereafter                     19,581
                                                  -------
                                                  $35,130
                                                  =======

(i) The Line of Credit

     In December 1996, the Company entered into a credit facility with PNC Bank, N.A. ("PNC") replacing the Company's old line of credit. The new credit facility consists of a $20,000,000 capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10,000,000 traditional revolving facility. Borrowings under the credit facility bear interest at LIBOR plus .50% to 1.5% (6.08% as of December 31, 1996) or one percent below the prime rate of PNC, at the Company's election. All amounts outstanding as of December 31, 1996 were subject to the 6.08% LIBOR-based interest rate. Unused portions of the revolving facility are subject to a commitment fee of .25% on such unused amounts. All amounts outstanding under the capital expenditure facility at September 30, 1998 will be converted to a five year term note. The revolving facility becomes due and payable at April 30, 2000, subject to one-year extensions at the option of PNC. PNC also provides the Company with a $3,000,000 letter of credit facility. Amounts drawn on the letter of credit facility are subject to an annual fee of .5% of the face amount of each standby letter of credit. Each standby letter of credit issued will have a stated term of no more than one year. The credit facility contains various restrictions which include, among other things, limiting the incurrence of additional indebtedness and requiring specified debt to equity and current ratios and a minimum consolidated tangible net worth. At December 31, 1996, the Company did not meet the debt to equity level required pursuant to the credit facility. On March 24, 1997, the Company received a waiver of the violation and the Company and PNC have agreed to amend the facility. On December 31, 1996, the Company also obtained a 60-day $4,000,000 bridge loan, bearing interest at one percent below the lender's prime rate (7.25%). As of December 31, 1996, approximately $33,300,000 was outstanding under the credit facility and the bridge loan facility. On March 3, 1997, the Company repaid the bridge loan facility with funds generated from working capital.

     On March 24, 1997, the Company obtained a commitment from PNC and a second lender to amend the Company's existing credit facility with PNC (the "New Facility"). The New Facility, as outlined in the commitment letter, is expected to provide for, among other things, an increase in the revolving credit facility from $10,000,000 to $20,000,000, an increase in the capital expenditure facility from $20,000,000 to $35,000,000 and a $10,000,000 bridge loan which will be repaid at the closing of the New Facility from the proceeds of the capital expenditure facility. The revolving credit facility expires three years from the closing of the New Facility and the capital expenditure facility matures on May 31, 1999, at which time the then outstanding balance, if any, will be converted to a five-year term loan. Borrowings under the New Facility bear interest at rates which approximate the existing credit facility with PNC. The commitment provides that all of the assets of the Company will be pledged as collateral for the New Facility. The New Facility is conditional upon, among other things, the finalization of a loan agreement acceptable to PNC.

(ii) During 1993, the Company received a loan of $2,750,000 from the New Jersey Economic Development Authority ("EDA"). Proceeds from this loan were to be used solely for machinery and equipment and improvements to the Company's manufacturing facility in North Brunswick, New Jersey. As of December 31, 1995, the Company had used $2,474,775. From the remaining $275,225 classified as restricted funds, $275,000 must remain restricted through the duration of the loan. The loan is payable in monthly installments of $25,416 from January 1, 1995 through November 1, 2001 and $25,833 from December 1, 2001 through November 1, 2002. Interest on the loan is payable at a variable rate (4.2% at December 31, 1996).

     The agreement contains, among other items, restrictions relating to the payment of dividends.

     The loan is collateralized by all assets purchased with the proceeds of the loan.

(iii) The Company has acquired equipment under leases that have been accounted for as capital leases.

     Aggregate future minimum lease payments are as follows (in thousands):



                  YEAR ENDING
                  DECEMBER 31,
                  ------------
                  1997.....................................        25
                  1998.....................................         6
                                                                  ---
                                                                   31
                  Less amount representing
                  interest.................................        12
                                                                  ---
                  Present value of minimum
                  lease payments...........................        19
                  Current portion..........................        13
                                                                  ---
                  Long-term portion........................       $ 6
                                                                  ===



5. COMMITMENTS AND CONTINGENCIES

Note Receivable

     In December 1995, the Company loaned approximately $2.3 million to an unaffiliated third party in connection with such third party's acquisition of a powder detergent manufacturing facility. Amounts outstanding under such loan bear interest at 10.0% per annum and are payable on demand. The loan is secured exclusively by the stock and assets of the borrower. The Company has an option to purchase the manufacturing facility for the amount of the loan.

Leases

     The Company is committed under various operating leases which expire at varying dates through the year 2004. Aggregate minimum future lease payments, exclusive of payments for real estate taxes and operating costs, are as follows (in thousands):


                  YEAR ENDING
                  DECEMBER 31,
                  ------------
                  1997.....................................     2,527
                  1998.....................................     2,477
                  1999.....................................     2,059
                  2000.....................................     1,745
                  2001.....................................     1,269
                  Thereafter...............................     2,250
                                                              -------
                                                              $12,327
                                                              =======


     Rent expense charged to operations amounted to $1,099,000, $1,043,000 and $1,702,000 for the years ended December 31, 1994, 1995 and 1996, respectively, including real estate taxes and operating escalations.

     Rent expense recognized annually differs from actual rent paid as a result of free rent periods and escalations in base rent provided in the leases. Accordingly, the Company has recorded deferred rent of $1,284,000 at December 31, 1996. This amount is being amortized by the straight-line method over the life of the lease.

Servicing Agreement

     The Company entered into an exclusive use agreement with a vendor whereby the vendor has committed the use of certain machines for the production of packaging materials for the Company. The monthly payment is $965,666, subject to maximum annual increases of 2%, through January 31, 2001, which will be applied against the purchase price of the packaging materials.

Profit Sharing Plan

     The Company has a profit sharing plan based on the amount by which the Company's operating gross margin (the "OGM"), as defined, exceeds ten percent. If the Company's OGM exceeds ten percent, a percentage of that excess is placed in a bonus pool based on a predetermined formula provided that the total amount available for distribution shall not be based on annual gross sales in excess of $200 million. Fifty-two percent of the bonus pool is allocated for distribution to senior executives. Of the remainder of the bonus pool, no participant can currently receive a distribution greater than 50% of his or her base salary. Amounts not allocated for distribution under the bonus pool will not be distributed. The Company did not make payments under the plan through December 31, 1994, as amounts would have been immaterial and were waived. For the years ended December 31, 1995 and 1996, approximately $231,000 and $410,000, respectively, was distributed under the plan.

Employment Agreements

     The Company is obligated under various employment agreements expiring in 1999. The minimum future annual amounts payable under these agreements are as follows (in thousands):


             1997.....................................     1,000
             1998.....................................     1,000
             1999.....................................       200
                                                          ------
                                                          $2,200
                                                          ======


Environmental Regulation

     The Company is subject to various federal, state and local environmental laws and regulations, including those relating to wastewater discharge, air quality and the storage, handling and disposal of a variety of substances. Some of the chemicals used by the Company and stored at its manufacturing facility are materials regulated by federal or state environmental protection agencies. The Company maintains $6,000,000 of insurance coverage for environmental liabilities.

New Facility

     On January 22, 1997, the Company entered into a contract to purchase a 650,000 square foot facility in North Brunswick, New Jersey, adjacent to the Company's existing facility for a purchase price of $7,200,000. The Company expects to consolidate its entire East Coast warehousing and distribution operation at this new facility. The purchase is expected to be funded by an increase in the Company's credit facility.

6. INCOME TAXES

     Components of income taxes are as follows:


                                                YEAR ENDED DECEMBER 31,
                                               1994      1995      1996
                                               ----      ----      ----
                                                    (IN THOUSANDS)
Current:
  Federal................................       $--     $1,403    $5,143
  State and local........................        83        393       992
  Deferred...............................        --        360      (223)
                                                ---     ------    ------
                                                $83     $2,156    $5,912
                                                ===     ======    ======


     Temporary differences which give rise to net deferred tax liabilities at December 31, 1995 and 1996 are as follows:



                                                    1995        1996
                                                    ----        ----
                                                      (IN THOUSANDS)
Deferred tax liabilities
   Depreciation..................................   $990       $1,135
                                                    ----       ------
Deferred tax assets
   Straight-lining of step rental increases......    466          502
   Allowance for bad debts.......................    107          527
   Inventory capitalization......................     37           15
   Miscellaneous.................................     20          (46)
                                                    ----       ------
                                                     630          998
                                                    ----       ------

Net deferred tax liabilities.....................   $360       $  137
                                                    ====       ======


     A reconciliation of income taxes at the Federal statutory rate to amounts provided is as follows:


                                                              1995       1996
                                                              ----       ----
                                                               (IN THOUSANDS)
Tax provision computed at statutory rate....................  $3,122    $5,073
State and local income taxes................................     264       652
Non taxable earnings during period prior to conversion to
   C corporation status.....................................  (1,522)       --
Recognition of deferred taxes upon conversion
   to C corporation status..................................     227        --
Other--net..................................................      65       187
                                                              ------    ------
                                                              $2,156    $5,912
                                                              ======    ======


     Prior to August 10, 1995, the Company was taxed as an S corporation. Accordingly, no reconciliation for 1994 has been provided as taxes on earnings of the Company were the responsibility of the stockholders.

7. SIGNIFICANT CUSTOMERS AND SUPPLIERS

     The Company's largest customer, Wal-Mart, accounted for 10.0%, 17.2% and 16.8% of sales, respectively, in 1994, 1995 and 1996. No other customer of the Company accounted for more than 10.0% of the Company's net sales. As is customary in the industry, the Company does not have long-term contracts with its customers.

     Certain chemical plastic bottles, packaging materials and manufacturing equipment used in connection with the manufacture of the Company's products as well as certain finished products sold by the Company are obtained from a sole or a limited group of suppliers and subcontractors. The Company's reliance on a sole supplier or limited groups of suppliers and subcontractors involves several risks, including increased risk of inability to obtain adequate supplies, and reduced control over pricing and timely delivery. Although the timeliness, quality and pricing of deliveries from the Company's suppliers have been acceptable to date and the Company believes that additional sources of supply are generally available, there can be no assurance that supplies will be available on an acceptable basis or that delays in obtaining new suppliers, particularly of plastic bottles, will not have an adverse effect on the Company.

8. STOCKHOLDERS' EQUITY

     Organization, Recapitalization and Sale of Common Stock -- The Company was organized in New Jersey and commenced operations effective October 25, 1988. On August 2, 1995, the Company was reincorporated in Delaware. In connection with the reincorporation, the Company became authorized to issue up to 30,000,000 shares of Common Stock, $.01 par value per share, and up to 1,000,000 shares of Preferred Stock, no par value. As part of the reincorporation each share of the predecessor corporation's common stock was converted into 88,167 shares of Common Stock of the Company. All applicable share data have been retroactively adjusted to reflect the reincorporation and share conversion.

     In August 1995, the Company completed an initial public offering of 3,622,500 shares of Common Stock, including 1,477,890 shares of Common Stock sold by the Company (the remainder being sold by certain stockholders of the Company) which provided net proceeds to the Company of approximately $12,718,000.

     On January 18, 1996, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend to holders of record of the Company's Common Stock at the close of business on January 30, 1996 and paid February 9, 1996. Shares outstanding and per share amounts have been retroactively adjusted to reflect the three-for-two stock split.

     In June 1996, the Company completed an additional public offering of 300,000 shares of Common Stock which provided net proceeds to the Company of approximately $11,736,000.

     1995 Stock Option Plan. Effective in August 1995, the Company adopted the USA Detergents, Inc. 1995 Stock Option Plan (the "1995 Plan"), pursuant to which options to acquire an aggregate of 388,935 shares of Common Stock may be granted to key employees and consultants of the Company or any of its subsidiaries. The 1995 Plan authorizes the Board to issue incentive stock options ("ISO's"), as defined in Section 422A(b) of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("Non-ISO's"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or any subsidiary ("10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than the par value of the Common Stock. Generally, options will vest over a three to five year period and may not be exercised after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Shareholder) of their grant. Options may not be transferred during the lifetime of an optionholder. No stock options may be granted under the 1995 Plan after 2005.

     Non-Employee Directors' Plan. Effective in August 1995, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), pursuant to which options to acquire an aggregate of 75,000 shares of Common Stock may be granted to non-employee directors. The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of (1) an option to purchase 4,500 shares of Common Stock on the later of the date of such director's initial election or appointment to the Board of Directors or the date of adoption of the Directors' Plan, and (2) an option to purchase 4,500 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on that anniversary date a non-employee director. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and become exercisable in four equal quarterly installments commencing on the date which is three months after the date of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors' Plan). The options may be exercised by payment in cash, check or shares of Common Stock.

     Activity in the 1995 Plan and the Directors' Plan since inception is as follows:



                                              NUMBER OF      EXERCISE PRICE
                                                OPTIONS           RANGE
                                               ---------    ------------------
Granted in 1995...........................     154,650      $ 9.67      $12.67
Canceled..................................      (7,500)       9.67       12.67
                                               -------
Options outstanding, December 31, 1995....     147,150        9.67       12.67
Granted in 1996...........................     140,250       15.75       37.00
Cancelled.................................      (1,125)       9.67        9.67
                                               -------
Options outstanding, December 31, 1996....     272,775        9.67       37.00
                                               =======



     As of December 31, 1996, there were 191,160 options available for future grant under the Plans and 16,500 outstanding options were exercisable.

     In December 1993, the Company granted an option to an executive covering 119,145 shares of common stock exercisable in four annual installments beginning December 31, 1995. This option is exercisable at $2.00 per share. Through December 31, 1996, 29,786 shares have been purchased pursuant to the exercise of this option.

     The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $1,272,865 which would be expensed at the rate of 33% per annum over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 5.2%-6.1%, expected life of 3 years and expected volatility of 49.45%-73.07%. The pro forma impact of following the provisions of FASB Statement No. 123 on the Company's net income and income per share would be as follows:


                                                   Year Ended December 31,
                                                ------------------------------
                                                     1996             1995
                                                  (in thousands, except per
                                                          share data)
Net income (1995 reflects pro
forma net income)             -   as reported       $ 8,867          $ 5,425
                                                    =======          =======

                              -   pro forma         $ 8,398          $ 5,350
                                                    =======          =======

Net income per common share
(1995 reflects pro forma net
income per common share)      -   as reported       $   .65          $   .43

                              -   pro forma         $   .62          $   .43




     Net income per share has been calculated using the weighted average shares outstanding during the periods.

9. SELECTED QUARTERLY DATA (UNAUDITED)

     The following table sets forth selected quarterly financial information for the fiscal years 1996 and 1995 (in thousands of dollars, except per share amounts):



                                                       Net Income
                         Net           Gross                      Per
Quarter Ended           Sales          Profit       Amount       Share
-------------          -------        --------     --------     --------
    3/31/96            $ 34,067        $11,542      $2,088        $.16
    6/30/96              42,915         14,564       2,703         .20
    9/30/96              48,105         16,387       3,152         .23
   12/31/96              48,944         16,200         924         .07
                       --------        -------      ------        ----
       Year            $174,031        $58,693      $8,867        $.65
                       ========        =======      ======        ====




                                                   Pro-forma Net Income
                         Net           Gross                      Per
Quarter Ended           Sales          Profit       Amount       Share
-------------          -------        --------     --------     --------

  3/31/95              23,255          6,426          968         .08
  6/30/95              25,652          7,277        1,192         .10
  9/30/95              27,120          8,770        1,616         .13
 12/31/95              28,851          9,484        1,649         .12
                     --------        -------       ------        ----
     Year            $104,878        $31,957       $5,425        $.43
                     ========        =======       ======        ====


     Beginning in the latter part of the third quarter through the end of 1996, the Company experienced distribution difficulties and late customer deliveries attributable primarily to the Company's continued rapid growth in sales and the assimilation of three new manufacturing and distribution facilities. The effect of these factors was to increase the costs associated with plant integration, distribution and customer returns and allowances. Aggregate costs absorbed in the fourth quarter of 1996 associated with these inefficiencies approximated $2,000,000.

                                       SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        USA DETERGENTS, INC.

Dated:  March 28, 1997                  By: /s/ Uri Evan
                                           -----------------------------
                                        Name: Uri Evan
                                        Title:   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title                            Date
---------                     -----                            ----

/s/ Uri Evan                  Chief Executive Officer and      March 28, 1997
--------------------------    Chairman of the Board of
    Uri Evan                  Directors

/s/ Harold J. Macsata         Chief Financial Officer          March 28, 1997
--------------------------    (Principal Financial Officer
    Harold J. Macsata         and Principal Accounting
                              Officer)

/s/ Joseph S. Cohen           Director                         March 28, 1997
-------------------------
    Joseph S. Cohen

/s/ Frederick J. Horowitz     Director                         March 28, 1997
-------------------------
    Frederick J. Horowitz

/s/ Daniel Bergman            Director                         March 28, 1997
-------------------------
    Daniel Bergman

/s/ Mark Antebi               Director                         March 28, 1997
-------------------------
    Mark Antebi

/s/ Frederick R. Adler        Director                         March 28, 1997
------------------------
    Frederick R. Adler

/s/ Richard A. Mandell        Director                         March 28, 1997
------------------------
    Richard A. Mandell

/s/ Dr. Shlomo Kalish         Director                         March 28, 1997
------------------------
    Dr. Shlomo Kalish

                     USA DETERGENTS, INC. AND SUBSIDIARIES

           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (000'S)



                                            ADDITIONS  DEDUCTIONS
                                            ---------  ----------
                               BALANCE AT    CHARGED                  BALANCE
                               BEGINNING    TO PROFIT                AT END OF
        DESCRIPTION            OF PERIOD     AND LOSS     (A)          PERIOD
        -----------            ---------     --------     ---          ------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

Year ended December 31, 1994    $ 84         $  130      $130         $   84

Year ended December 31, 1995    $ 84         $  421      $229         $  276

Year ended December 31, 1996    $276         $1,421      $348         $1,349



(A) Represents write-offs of uncollectible accounts receivable.


EXHIBIT
NUMBER                     DESCRIPTION OF EXHIBIT
-------                    ----------------------
3.1       Certificate of Incorporation.(1)

3.2       Form of By-Laws of the Registrant.(1)

4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and ByLaws of the Registrant defining the rights of holders of Common Stock of the Registrant.(1)

4.2       Specimen Common Stock Certificate.(1)

4.3       Form of Registration Rights Agreements between the Registrant,
          Frederick R. Adler and Blair Effron.(1)

10.1      Lease Agreement dated January 15, 1993 between Maurice M. Weill,
          Trustee for GEEMAC Property, and Registrant.(1)

10.2      Supply Agreement dated November 29, 1994 between Owens-Illinois
          Plastic Products Inc., Owens-Illinois Closure Inc. and Registrant.(1)

10.3      Amendment No. 1 dated December 1995 to Supply Agreement, dated
          November 29, 1994, between Owens-Illinois Plastic Products Inc.,
          Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc.
          and Registrant.(2) (confidentiality note)(*)

10.4      Amended and Restated Employment Agreement with Uri Evan dated
          January 1996.(2)(**)

10.5      Employment Agreement for each of Joseph Cohen, Frederick J. Horowitz,
          Daniel Bergman, and Mark Antebi.(1)(**)

10.6      Forms of Employment Agreement for each of Frank Corella and
          Harold J. Macsata.(1)(**)

10.7      Loan Agreement dated April 15, 1993 between the New Jersey Economic
          Development Authority and Registrant.(1)

10.8      Reimbursement Agreement dated April 15, 1993 between Banque
          Nationale de Paris, Houston Agency and the Registrant.(1)

10.9      Security Agreement dated April 15, 1993 between the New Jersey
          Economic Development Authority and the Registrant.(1)

10.10     Loan Agreement dated December 17, 1996 between PNC Bank and the
          Registrant.

10.11     1995 Stock Option Plan.(1**)

10.12     Stock Option Plan for Non-Employee Directors.(1**)

10.13     Form of Directors and Officers Indemnity Agreement.(1)

10.14     Lease Agreement dated January 26, 1996 between M&E Co. and the
          Company.(2)

10.15     Purchase and Sale Agreement dated January 22, 1997 between The
          Okonite Company, Inc. and the Company.

21        Subsidiaries of the Company.(2)

23        Consent of Deloitte & Touche LLP

27        Financial Data Schedule



--------------------------
(*) Confidentiality Requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 406(b) of the Securities Act of 1933.

(**)   Management contract, or compensatory plan or arrangement.

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-93488), which exhibit is incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-1386), which exhibit is incorporated herein by reference.