Form 10-K/A
period 1996-12-31
USA DETERGENTS INC
filed 1997-04-29
CIK 946816

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

                        Commission File Number 0-26568

                             USA DETERGENTS, INC.
            (Exact name of Registrant as specified in its charter)

DELAWARE                                                             11-2935430
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

1735 JERSEY AVENUE, NORTH BRUNSWICK, NEW JERSEY                           08902
(Address of principal executive offices)                             (Zip Code)

      Registrant's telephone number, including area code: (908) 828-1800

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.01 par value per share
                               (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's Common Stock, as of March 14, 1997, was 13,790,717 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the closing price of such stock on the Nasdaq National Market on March 14, 1997 and the assumption for this computation only that all directors and executive officers are affiliates) was $163,457,730.

         The Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-26568) of USA Detergents, Inc. (the "Company") is hereby amended by adding thereto the following Part III.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors, their respective ages, the year in which each first became a director of the Company and their principal occupations or employment during the past five years are as follows:

                    YEAR
                    FIRST
                    BECAME
DIRECTOR     AGE    DIRECTOR    PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
-------------------------------------------------------------------------------
Uri Evan     61       1989     Chairman of the Board of the Company since 1989,
                               Chief Executive Officer since 1993 and President since 1997. Since 1993, Mr. Evan has been Vice
                               Chairman and Chief Executive Officer of American
                               Value Brands Inc., a food marketing company of which he was a co-founder. From 1991 to 1992, he served as Chairman and Chief Executive
                               Officer of I. Rokeach & Sons Inc., a kosher food manufacturing and marketing company. From 1988 to 1990, Mr. Evan was Chairman and Chief
                               Executive Officer of Newrock Development Inc., a real estate development company.

Frederick
J. Horowitz  32       1989     Executive Vice President and Chief
                               Administrative Officer of the Company since June
                               1995, having served as Managing Director of the
                               Company since January 1995 and a director of the
                               Company since 1989.  From 1991 through 1994, Mr.
                               Horowitz was President and Chief Operating
                               Officer of the Company.  From 1990 to 1991, he
                               served as Vice President of Operations.  From
                               1988 to 1991, Mr. Horowitz was a Senior Vice
                               President of Newrock Development Inc., a real
                               estate development company.  Mr. Horowitz is the
                               son of Dinah Evan, who is married to Uri Evan.
Daniel
Bergman      39       1988     Co-founder of the Company and a Vice President
                               of the Company since June 1995. Mr. Bergman also has been Director of New York Metro Sales,
                               Secretary and a director of the Company since
                               1988.  Between 1987 and 1991, Mr. Bergman was
                               President of Carnegie International Inc., a retail and export electronics company.

                    YEAR
                    FIRST
                    BECAME
DIRECTOR     AGE    DIRECTOR    PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS

Frederick
R. Adler     71       1993     Director of the Company since 1993.  Mr. Adler is
                               Managing Director of Adler & Company, a venture
                               capital management firm he organized in 1968,
                               and a general partner of its related investment
                               funds.  Since January 1, 1996, Mr. Adler has
                               been of counsel to the law firm of Fulbright &
                               Jaworski L.L.P. and, for more than five years
                               prior thereto, was a senior partner in the firm.
                               Mr. Adler is also Chairman of the Executive
                               Committee and a director of Data General
                               Corporation, a computer company, Chairman and a
                               director of Shells Seafood Restaurants, Inc., a
                               restaurant chain, and a director of Global
                               Pharmaceutical Corp., a manufacturer of generic
                               pharmaceuticals, of Prime Cellular, Inc., a
                               software company, and of various private
                               companies.
Dr. Shlomo
Kalish       45       1995     Director of the Company since August 1995.  Dr.
                               Kalish has served since September 1990 as the
                               director of the Recanati Wharton Insead York
                               International Marketing Program at the Leon
                               Recanati Graduate School of Management
                               Administration, Tel Aviv University.  Dr. Kalish
                               has also served since June 1995 as the managing
                               director of Jerusalem Global Consultants, an
                               Israeli investment banking boutique and
                               strategic consulting firm.  Between September
                               1981 and August 1987, Dr. Kalish was a professor
                               at the Simon School of Business, University of
                               Rochester.
Richard A.
Mandell      54       1995     Director of the Company since August 1995.  Mr.
                               Mandell has served since January 1996 as Vice
                               President-Private Investments at Clariden Asset
                               Management (New York) Inc., a subsidiary of
                               Clariden Bank, a private Swiss bank. From 1982 to June 1995, he was a Managing Director of Investment Banking for Prudential Securities
                               Incorporated. Mr. Mandell is also a director of Sbarro, Inc., a food service company, and Trend-Lines, Inc., a specialty retailer of woodworking tools and accessories and golf equipment and supplies.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         To the Company's knowledge, the Company's directors, executive officers and beneficial owners of more than ten percent of the Company's Common Stock are in compliance with the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is aware that during 1996, each of Messrs. Horowitz and Kalish failed to timely report one transaction on Form 4, which transactions were subsequently reported.

ITEM 11.  EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's chief executive officer and each of the four most highly compensated executive officers of the Company during the fiscal year ended December 31, 1996 for services in all capacities to the Company and its subsidiaries.

                                                                                                                 LONG-TERM
                                                               ANNUAL COMPENSATION                             COMPENSATION
                                           --------------------------------------------------------------------------------------
                                                                                                                SECURITIES
                                                                                                                UNDERLYING
                                                                                          OTHER ANNUAL             STOCK
NAME AND PRINCIPAL POSITION                   YEAR        SALARY           BONUS          COMPENSATION          OPTIONS(1)
---------------------------------------------------------------------------------------------------------------------------------
Uri Evan(2)                                   1996        $200,000        $      --              $22,020                   --
Chairman of the Board and Chief               1995         118,308               --               21,491                   --
  Executive Officer                           1994          70,000               --                   --                   --

Frederick J. Horowitz(2)                      1996         125,000           42,367                5,600                   --
Chief Administrative Officer and              1995          88,538           30,144                5,456                   --
  Executive Vice President                    1994              --               --                   --                   --

Frank Corella                                 1996         175,000          150,000(3)            12,933               15,000
Vice President of Sales and Marketing         1995         150,000          273,750(3)            20,000                   --
                                              1994         150,000          190,388(3)            20,000                   --

Harold J. Macsata                             1996         125,000           71,867                   --               13,125
Vice President of Finance and                 1995         121,961           30,144                   --               22,500
  Treasurer                                   1994         118,000               --                   --                   --

Daniel Bergman(2)                             1996         125,000           42,367                5,600                   --
Vice President                                1995          88,538           30,144                7,877                   --
                                              1994          65,000               --                   --                   --



------------------------



(1) Amounts reflected have been adjusted for the three-for-two stock split of the Company's Common Stock in the form of a stock dividend paid on February 9, 1996 (the "Stock Split").

(2) Dollar amounts reflected do not include S corporation distributions made by the Company in each of 1994 and 1995, prior to the Company's initial public offering of stock in August 1995 (the "1995 IPO").

(3)      Represents sales commissions and bonuses.  See "--Employment
         Agreements."

         The following table sets forth information on option grants in the fiscal year ended December 31, 1996 to the persons named in the Summary Compensation Table. All amounts have been adjusted to reflect the Stock Split.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                                                                      ANNUAL RATES
                              NUMBER OF           % OF                                               OF STOCK PRICE
                             SECURITIES       TOTAL OPTIONS                                         APPRECIATION FOR
                             UNDERLYING        GRANTED TO       EXERCISE OR                          OPTION TERM(2)
                               OPTIONS        EMPLOYEES IN      BASE PRICE      EXPIRATION   -------------------------------
NAME                           GRANTED       FISCAL YEAR(1)      PER SHARE         DATE          5%            10%
----------------------------------------------------------------------------------------------------------------------------
Uri Evan                      --                --                --             --             --              --

Frederick J. Horowitz         --                --                --             --             --              --

Frank Corella                  15,000             13.18           $15.75        1/2/06          $130,251        $320,815

Harold J. Macsata              13,125             11.54            15.75        1/2/06           113,970         280,713

Daniel Bergman                --                --                --             --             --              --


-------------------------------



(1) Options vest over three years in installments of 25%, 25% and 50%.

(2) Amounts reflected in these columns represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified annually compounded rates of appreciation of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock.



         The following table sets forth information with respect to (i) exercises of stock options during fiscal 1996 and (ii) unexercised stock options held at December 31, 1996 by the persons named in the Summary Compensation Table.

                                     AGGREGATED FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF                 VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                               OPTION EXERCISES             HELD AT FISCAL YEAR END        AT FISCAL YEAR END($)(2)
-----------------------------------------------------------------------------------------------------------------------
                          SHARES ACQUIRED      VALUE
NAME                        ON EXERCISE     REALIZED(1)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------
Uri Evan                        --             --             --             --              --             --
Frederick J. Horowitz           --             --             --             --              --             --
Frank Corella                  29,786       $1,183,994       29,786         74,573       $1,180,270      $2,748,705
Harold J. Macsata               --             --             5,625         30,000          179,747         878,850
Daniel Bergman                  --             --             --             --


----------------------------------------

(1) The "value realized" represents the difference between the exercise price of the option and the closing price of the Common Stock on The Nasdaq National Market on the date of exercise.

(2) The value for an "in-the-money" option represents the difference between the exercise price of the option and the closing price of the Common Stock on The Nasdaq National Market on December 31, 1996 of $41.625.

EMPLOYMENT AGREEMENTS

         In January 1996, the Company entered into an amended employment agreement with Mr. Evan which provides for an annual base salary of $200,000, as well as such bonuses as may be authorized from time to time by the Board of Directors. The agreement expires in June 1999, with automatic extensions of one year unless terminated, and a covenant not to compete for a period of up to twenty-four months following the termination of employment. Mr. Evan has agreed to devote approximately 80% of his working time to the business and affairs of the Company. If the Company terminates the agreement other than for cause, Mr. Evan will be entitled to continue to receive his base salary through the end of the term. The agreement also provides that in the event of a Change of Control (as defined in the agreement) during the term of the agreement or during the twenty-four months thereafter, Mr. Evan shall receive a payment equal to 2.5% of the increase in the Market Capitalization of the Company (as defined in the agreement) between the Company's 1995 initial public offering and such Change of Control.

         Messrs. Horowitz and Bergman have each entered into an employment agreement with the Company that provides for an annual base salary of $125,000, the right to receive 8% of the OGM Pool (as defined below) and such other bonuses as may be authorized from time to time by the Board of Directors. See "--Profit Sharing Plan." Each agreement has a term of three years expiring in 1998, with automatic extensions of one year unless terminated, and a covenant not to compete for a period of up to twenty-four months following the termination of employment. Each agreement requires the executive to devote his full time, attention and efforts to the business and affairs of the Company. If the Company terminates an agreement other than for cause, the terminated employee will be entitled to continue to receive his base salary through the end of the term.

         Messrs. Corella and Macsata have each entered into an employment agreement with the Company that provides for an annual base salary of $175,000 in the case of Mr. Corella and $125,000 in the case of Mr. Macsata. The agreement with Mr. Macsata also provides for the payment of such bonuses as may be authorized from time to time by the Board of Directors, as well as the right to receive 8% of the OGM Pool. Mr. Corella is also expected to be able to earn sales commissions and, pursuant to the terms of his employment agreement, is entitled to receive an additional $125,000 in bonuses in the event the Company's net sales exceed $100,000,000 for the year. If the Company terminates an agreement other than for cause, in the case of Mr. Corella, he will be entitled to receive his base salary through the end of the term or, in the case of Mr. Macsata, he will be entitled to receive his base salary for the lesser of six months from the date of such termination or the remainder of the term.

         In March 1997, the Company entered into an employment agreement with Richard D. Coslow to serve as the Company's Chief Financial Officer beginning April 14, 1997. The agreement provides for an annual base salary of $156,000 plus such bonuses as may be authorized from time to time by the Board of Directors, the right to receive 8% of the OGM Pool and the right to receive an option to purchase 15,000 shares of Common Stock pursuant to the Company's 1995 Stock Option Plan. The agreement has an initial three year term, with automatic extensions of one year unless terminated. If the Company terminates the agreement other than for cause, or the permanent disability or death of Mr. Coslow, he will be entitled to continue to receive his base salary for a period of six months from the date of such termination (or one year in the event such termination occurs within the first year of his employment).

PROFIT SHARING PLAN

         The Company has a profit sharing plan (the "OGM Plan") based on the amount by which the Company's OGM exceeds 10% in a given year. OGM is equal to the percentage of gross sales represented by the Company's income from operations plus general and administrative expenses. If the Company's OGM exceeds 10%, a percentage of that excess is placed in a bonus pool (the "OGM Pool"). The percentage added to the OGM Pool varies between 5% and 22% of OGM in excess of 10%, except that the total amount available for distribution does not include amounts calculated based on annual net sales in excess of $200 million. Of the OGM Pool, 32% currently is allocated for distribution to senior executives with Messrs. Bergman, Horowitz, Macsata and Coslow each to receive 8%. Of the remainder of the OGM Pool, no participant currently can receive a distribution greater than 50% of his or her base salary. Amounts not allocated for distribution under the OGM Pool will not be distributed. For 1995 and 1996, the Company made payments aggregating approximately $231,000 and $410,000, respectively, under the OGM Plan. No distributions were made under the OGM Plan for periods prior to 1995.

COMPENSATION OF DIRECTORS

         Each non-employee director of the Company receives (i) an annual fee of $15,000 and (ii) $1,500 per day for each Board of Directors or committee meeting attended but not more than $1,500 for any single day, regardless of the number of meetings of the Board of Directors or any committee thereof attended during that day. In addition, directors who are not employees of the Company are compensated through stock options. See "--Non-Employee Directors' Plan."

1995 STOCK OPTION PLAN

         Effective in August 1995, the Company adopted the USA Detergents, Inc. 1995 Stock Option Plan (the "Plan") pursuant to which options to purchase an aggregate of 388,935 shares of Common Stock may be granted to key employees and consultants of the Company and any of its subsidiaries. The Plan was adopted for the purpose of securing for the Company and its stockholders the benefits of common stock ownership of the Company by key personnel of the Company and its subsidiaries. The Board of Directors believes that the granting of options under the Plan will foster the Company's ability to attract, retain and motivate those individuals who will be largely responsible for the profitability and long-term future growth of the Company.

         The Plan authorizes the Board to issue incentive stock options ("ISO's"), as defined in Section 422(b) of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("Non-ISO's"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422(b)(6)) 10% or more of the outstanding stock of the Company or any subsidiary (a "10% Stockholder"), the exercise price may not be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than the par value of the Common Stock. Generally, options will vest over a three to five year period, subject to acceleration in the event of a Change in Control (as hereinafter defined), and may not be exercised after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder) of their grant. Options may not be transferred during the lifetime of an optionholder. No stock options may be granted under the Plan after August 2005.

         The Plan is administered by the Stock Option Committee (the "Committee") of the Board of Directors. Subject to the provisions of the Plan, the Committee has the authority to, among other things, determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option and the terms for the payment of the option price, interpret the provisions of the Plan, fix and interpret the provisions of option agreements made under the Plan, supervise the administration of the Plan, and take such other action as may be necessary or desirable in order to carry out the provisions of the Plan. Each grant of options is to be evidenced by a stock option agreement executed by the Company and the optionee at the time of grant in accordance with the terms and conditions of the Plan.

         No option will become exercisable unless the person to whom the option is granted remains in the continuous employ or service of the Company or one of its subsidiaries for at least six months (or for such longer period as the Committee may designate) from the date the option is granted. Unless extended by the Committee, if an optionee ceases to be employed by or to perform services for the Company or one of its subsidiaries for any reason other than death or disability, then each outstanding option granted to him or her under the Plan will terminate on the date three months after the date of such termination of employment or service, of, if earlier, the date specified in the option agreement. If an optionee's employment or service is terminated by reason of the optionee's death or disability (or if the optionee's employment or service is terminated by reason of his or her disability and the optionee dies within one year after such termination of employment or service), then, unless extended by the Committee, each outstanding option granted to the optionee under the Plan will terminate on the date one year after the date of such termination of employment or service (or one year after the later death of a disabled optionee) or, if earlier, the date specified in the option agreement.

         If any event constituting a "Change in Control of the Company" shall occur, all options granted under the Plan which are outstanding at the time a Change in Control of the Company occurs will immediately become exercisable. A "Change in Control of the Company" will be deemed to occur if (i) there is consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company approve any plan or proposal for liquidation or dissolution of the Company, or (iii) any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act), becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

         The Board of Directors may amend or terminate the Plan. Except as otherwise provided in the Plan with respect to equity changes, any amendment which would increase the aggregate number of shares of Common Stock as to which options may be granted under the Plan, materially increase the benefits under the Plan, or modify the class of persons eligible to receive options under the Plan is subject to the approval of the Company's stockholders. No amendment or termination may affect adversely any outstanding option without the written consent of the optionee.

FEDERAL INCOME TAX CONSEQUENCES

         An optionee will not realize taxable income upon the grant of an option. In general, the holder of a Non-ISO will realize ordinary income when the option is exercised equal to the excess of the value of the stock over the exercise price (i.e., the option spread), and the Company receives a corresponding deduction in the same amount, subject to the deduction limits of
Section 162(m) of the Code. (If an optionee is subject to the six month restrictions on sale of Common Stock under Section 16(b) of the Exchange Act, ordinary income recognition generally will be postponed until the date the restrictions lapse, unless an early income recognition election is made.)
Upon a later sale of the stock, an optionee will realize capital gain or loss equal to the difference between the selling price and the value of the stock at the time the option was exercised (or, if later, the time the ordinary income is recognized with respect to the shares received upon exercise).

         The holder of an ISO will not realize taxable income upon the exercise of the option (although the option spread is an adjustment to taxable income that may result in alternative minimum tax (the adjustment, if any, is also added to the basis of the shares for purposes of determining adjusted gain or loss under the alternative minimum tax when the shares are sold)). If the stock acquired upon exercise of the ISO is sold or otherwise disposed of within two years from the option grant date or within one year from the exercise date, then, in general, gain realized on the sale is treated as ordinary income to the extent of the option spread at the exercise date, and the Company receives a corresponding deduction in the same amount, subject to the limitations of Section 162(m) of the Code. Any remaining gain is treated as short-term or long-term capital gain depending on the holding period. If the stock is held for at least two years from the grant date and one year from the exercise date, then gain or loss realized upon the sale will be capital gain or loss and the Company will not be entitled to a deduction.

NON-EMPLOYEE DIRECTORS' PLAN

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Uri Evan, Chief Executive Officer, Chairman of the Board and a principal stockholder of the Company, is also a director, officer and stockholder of American Value Brands Inc. and a director and officer of Net Grocer Inc. and Frederick R. Adler, a director and principal stockholder of the Company, is also a director and stockholder of American Value Brands Inc. and a director of Net Grocer Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth information as of April 17, 1997 regarding the beneficial ownership of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation" above); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                                                    AMOUNT AND NATURE OF
                                                                   BENEFICIAL OWNERSHIP OF              PERCENTAGE OF
                                                                      COMMON STOCK (2)                  COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER (1)
----------------------------------------------------------------------------------------------------------------------------
Uri Evan (3)..............................................                      984,505                       7.14%

Dinah Evan (3)............................................                      984,505                       7.14

Frederick J. Horowitz (4).................................                    1,049,080                       7.61

Daniel Bergman (5)........................................                      907,503                       6.58

Bergman Family Limited Partnership (5)
   1961 East 1st Street
   Brooklyn, New York 11223...............................                      900,003                       6.53



Frederick R. Adler (6)
   1520 South Ocean Boulevard
   Palm Beach, Florida 33480..............................                    1,758,558                      12.75



Dr. Shlomo Kalish (7).....................................                        3,375                      *



Richard A. Mandell (6)
   c/o Clariden Asset Management
   540 Madison Avenue
   New York, New York 10022...............................                       12,375                      *



Joseph S. Cohen (8)
   1585 East 10th Street
   Brooklyn, New York 11230...............................                      900,003                       6.53



Mark Antebi (9)
   1435 East 9th Street
   Brooklyn, New York 11230...............................                      900,003                       6.53



Rachamim Anatian (10)
   1323 President Street
   Brooklyn, New York 11230...............................                    1,208,300                       8.76



Pilgrim Baxter & Associates, Ltd. (11)
   1255 Drumers Lane, Suite 300
   Wayne, Pennsylvania 19087..............................                    1,370,100                       9.93

Harold J. Macsata(12).....................................                       25,556                      *

Frank Corella (13)........................................                       75,822                      *

All directors and executive officers as
   a group (8 persons)....................................                    4,533,107                      32.80%




------------
*  Indicates less than one percent.

(1) Except as otherwise noted, the address of the named stockholder is c/o USA Detergents, Inc., 1735 Jersey Avenue, North Brunswick, New Jersey 08902.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(3) Amounts reflected for Uri Evan and Dinah Evan, who are married to one another, consist of (i) an aggregate of 386,430 shares held by Dinah Evan and a grantor retained annuity trust of which Mrs. Evan is the grantor, (ii) 312,130 shares held by Uri Evan and (iii) 285,945 shares of Common Stock held by a trust for the benefit of a child of Mr. Evan. Mr. and Mrs. Evan may each be deemed to beneficially own the shares of Common Stock held by the other and the shares of Common Stock held by each trust. Each of Mr. and Mrs. Evan disclaims beneficial ownership of all shares other than those held in his or her name.

(4) Includes 283,667 shares of Common Stock held by the grantor retained annuity trust of which Dinah Evan is the grantor and Mr. Horowitz is the remainderman and a trustee. See footnote (3) above.

(5) Daniel Bergman may be deemed to be the beneficial owner of the 900,003 shares of Common Stock beneficially owned by the Bergman Family Limited Partnership, a Nevada partnership of which Mr. Bergman is the general partner. Mr. Bergman disclaims beneficial ownership of all shares other than those held in his name.

(6) Includes options to purchase 7,875 shares of Common Stock, exercisable within 60 days.

(7) Represents options to purchase 3,375 shares of Common Stock, exercisable within 60 days.

(8) Includes 238,290 shares of Common Stock held by the children of Mr. Cohen. Mr. Cohen disclaims beneficial ownership of all shares other than those held in his name.

(9) Includes 211,813 shares of Common Stock held by the children of Mr. Antebi. Mr. Antebi disclaims beneficial ownership of all shares other than those held in his name.

(10)     Information is as of February 7, 1997 and is derived solely from the
         Schedule 13D, as amended, dated February 7, 1997, filed with the Securities and Exchange Commission by Mr. Anatian.

(11)     Information is as of February 14, 1997 and is derived solely from the
         Schedule 13G, dated February 14, 1997, filed with the Securities and Exchange Commission by Pilgrim Baxter & Associates, Ltd. ("Pilgrim"). Amount reflected includes 699,100 shares of Common Stock held by PBHG Growth Fund, a registered investment company for which Pilgrim acts as investment adviser.

(12) Includes options to purchase 8,906 shares of Common Stock, exercisable within 60 days.

(13) Includes options to purchase 3,750 shares of Common Stock, exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         In June 1994, U.S.A. Products, Inc., a New Jersey corporation, agreed to act as guarantor under the Company's then existing line of credit facility. This facility, and consequently the guaranty, were terminated in December 1996. U.S.A. Products, Inc. is owned by Mr. Horowitz and the wives of Messrs. Antebi, Bergman, Cohen and Anatian.



         In 1995, Mr. Adler and Mr. Blair Effron were granted rights to "piggyback" on any registration statement filed by the Company, subject to certain restrictions. The registration rights agreement relating to such "piggyback" rights covers all Common Stock held by Messrs. Adler and Effron. Mr. Adler has been of counsel to the law firm of Fulbright & Jaworski L.L.P. since January 1, 1996, which firm was retained to provide legal services to the Company during fiscal 1996.

                                  SIGNATURES





                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               USA DETERGENTS, INC.



Dated:  April 29, 1997                         By: /s/ Uri Evan
                                                   ----------------------


                                               Name: Uri Evan

                                               Title:   Chief Executive Officer