Form 10-Q
period 1997-03-31
USA DETERGENTS INC
filed 1997-05-15
CIK 946816

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997.

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ............... to ....................

         Commission file number 0-26568

                             USA Detergents, Inc.
            (Exact name of registrant as specified in its charter)
         Delaware                                       11-2935430
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

             1735 Jersey Avenue, North Brunswick, New Jersey 08902
              (Address of principal executive offices - Zip code)

                                (908) 828-1800
             (Registrant's telephone number, including area code)

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
Yes ___X____  No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Stock             No. of Shares Outstanding                Date
   --------------             -------------------------                ----
      Common                         13,795,029                    May 12, 1997

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   USA DETERGENTS, INC. AND SUBSIDIARIES
                                               BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   ASSETS
                                                                            December 31,         March 31,
                                                                                1996               1997
                                                                                                (Unaudited)
Current assets:
     Cash                                                                   $     2,373         $    1,303
     Accounts receivable, net of customer allowances and doubtful
           accounts of $2,084 and $3,479, respectively                           28,196             31,514
     Inventories                                                                 26,989             22,896
     Prepaid expenses and other current assets                                    5,668              4,951
     Refundable income taxes                                                        752              3,302
     Deferred taxes                                                                 998                792
                                                                        ----------------    ---------------

           Total current assets                                                  64,976             64,758

Property and equipment - net                                                     28,603             38,867

Restricted funds                                                                    275                275

Other assets                                                                      2,800              2,666

Note receivable                                                                   2,250              2,250
                                                                        ----------------    ---------------

           Total assets                                                     $    98,904         $  108,816
                                                                        ================    ===============


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Note bank payable                                                      $     4,000         $   10,000
     Accounts payable                                                            13,725             13,807
     Accrued expenses                                                             6,371             13,974
     Revolving credit line                                                          -               29,998
     Current portion of long-term debt                                              305                305
     Current portion of capitalized lease obligations                                13                  3
                                                                        ----------------    ---------------

           Total current liabilities                                             24,414             68,087

Long-term debt - net of current portion                                          30,807              1,424

Capital lease obligations - net of current portion                                    5                  3

Deferred rent payable                                                             1,284              1,268

Deferred taxes                                                                    1,135                780
                                                                        ----------------    ---------------

           Total liabilities                                                     57,645             71,562
                                                                        ----------------    ---------------

Stockholders' equity:
Preferred stock-no par value; authorized 1,000,000
    shares, none issued                                                             -                  -
Common stock-$.01 par value; authorized 30,000,000 shares, issued
    and outstanding 13,752,570 and 13,790,717 shares, respectively                  138                138
Additional paid-in capital                                                       27,595             27,785
Retained earnings                                                                13,526              9,331
                                                                        ----------------    ---------------

           Total stockholders' equity                                            41,259             37,254
                                                                        ----------------    ---------------

           Total liabilities and stockholders' equity                       $    98,904         $  108,816
                                                                        ================    ===============

                                     See Notes to Financial Statements.

                          USA DETERGENTS, INC. AND SUBSIDIARIES

                                 STATEMENTS OF INCOME
                     (in thousands, except per share information)

                                                                 Three months
                                                                ended March 31,
                                                        ------------------------------
                                                             1996            1997
                                                          (Unaudited)     (Unaudited)

Net sales                                                 $    34,067     $   60,533

Cost of goods sold                                             22,908         49,901
                                                        --------------  --------------

Gross profit                                                   11,159         10,632

Selling, general and administrative                             7,569         17,063
                                                        --------------  --------------

Income/(loss) from operations                                   3,590         (6,431)

Interest expense - net                                            167            446
                                                        --------------  --------------

Earnings/(loss) before income taxes                             3,423         (6,877)
Provision/(benefit) for income taxes                            1,335         (2,682)
                                                        --------------  --------------
Net income/(loss)                                         $     2,088     $   (4,195)
                                                        ==============  ==============

Net income/(loss) per share                               $      0.16     $    (0.30)
                                                        ==============  ==============

Weighted average shares outstanding                            13,392         13,765
                                                        ==============  ==============



                          See Notes to Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                             Three months
                                                                                            ended March 31,
                                                                                   ----------------------------------
                                                                                        1996              1997
                                                                                        ----              ----
                                                                                     (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $     2,088            (4,195)
     Adjustments to reconcile net income to net
        cash used in operating activities:
     Depreciation and amortization                                                           294             1,031
     Change in the provision for customer allowances and doubtful accounts                   110             1,395
     Increase/(decrease) in deferred rent                                                     81               (16)
Changes in operating assets and liabilities:
     Increase in accounts receivable                                                      (3,006)           (4,714)
     (Increase)/decrease in inventories                                                   (5,402)            4,093
     (Increase)/decrease in prepaid expenses and other current assets                     (1,623)              717
     (Increase)/decrease in other assets                                                     (65)              134
     Increase in accounts payable and accrued expenses                                     5,693             7,685
     Increase in taxes receivable                                                            -              (2,550)
     Increase in taxes payable                                                             1,169               -
     (Increase)/decrease in deferred tax asset                                               (79)              206
     Increase/(decrease) in deferred tax liability                                            56              (355)
                                                                                  ----------------  ----------------

        Net cash provided by/(used in) operating activities                                 (684)            3,431
                                                                                  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                   (1,987)          (11,294)
                                                                                  ----------------  ----------------

        Net cash used in investing activities                                             (1,987)          (11,294)
                                                                                  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                            (77)              (77)
     Net proceeds from credit facility                                                     3,018               692
     Capitalized lease repayments                                                            (18)              (12)
     Net Proceeds from exercise of options                                                   -                 190
     Increase in note bank payable                                                                           6,000
                                                                                  ----------------  ----------------

        Net cash provided by/(used in) financing activities                                2,923             6,793
                                                                                  ----------------  ----------------

Net increase in cash                                                                         252            (1,070)

Cash at beginning of period                                                                   61             2,373
                                                                                  ----------------  ----------------

Cash, March 31,                                                                      $       313      $      1,303
                                                                                  ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                                     $       158      $        348
                                                                                  ================  ================
        Income taxes                                                                 $       166      $          7
                                                                                  ================  ================

                                         See Notes to Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                   For the Three Months Ended March 31, 1997


1.  BASIS OF PRESENTATION

         The financial statements included herein should be read in conjunction with the financial statements and notes thereto contained in the USA Detergents, Inc. (the Company) Form 10-K filed with the Securities and Exchange Commission on March 31, 1997. In the opinion of the management of the Company, the accompanying unaudited financial statements contain all adjustments necessary, consisting of only normal recurring accruals, to present fairly the Company's financial position as of March 31, 1997, the results of operations for the three month periods ended March 31, 1997 and 1996, respectively, and cash flows for the three month periods ended March 31, 1997 and 1996, respectively. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. Certain reclassifications have been made to prior year amounts to conform with the presentation for the current year. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations expected for the year ending December 31, 1997.

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


3.  NET INCOME PER SHARE

         Net income per share is based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents have not been included in the computation of net income per share as the impact is not significant.


4.  REVOLVING CREDIT LINE

         In December 1996, the Company entered into a credit facility
(the "PNC Facility") with PNC Bank, N.A. ("PNC") consisting of a $20 million capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10 million traditional revolving facility. Borrowings under the PNC facility bear interest, at the Company's option, at LIBOR plus .50% to 1.5% (5.97% as of March 31, 1997) or one percent below the prime rate of PNC. All amounts outstanding, under the PNC Facility, as of March 31, 1997 (approximately $30 million) were subject to the 5.97% LIBOR-based interest rate. The PNC Facility provides for all amounts outstanding under the capital expenditure facility at September 30, 1998 to be converted into a five year term note. Amounts borrowed under the revolving facility become due and payable at April 30, 2000, subject to one-year renewal extensions at the option of PNC. The PNC Facility, among other things, requires the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. At March 31, 1997, the Company did not meet the required financial covenants.

         On March 24, 1997, the Company obtained a commitment from PNC and a second lender to replace the PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan, bearing interest at LIBOR + 1.5% (7.25% as of March 31, 1997), to be repaid from the proceed of this replacement facility. Based on the Company's performance in the first quarter, the commitment for this replacement has been withdrawn.

         The Company is currently negotiating with PNC to amend and/or replace the PNC Facility and the Bridge Loan. The Company is exploring alternative sources of financing and is currently in discussions with another bank to provide a secured financing package, which may include PNC on a participation basis. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations and expansion. In order to meet its anticipated commitments through the end of the current year, the Company must obtain additional sources of financing. There can be no assurance that the Company will be successful in its negotiations with PNC or in obtaining additional financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net sales for the three months ended March 31, 1997 increased 77.7% to $60.5 million from $34.1 million for the three months ended March 31, 1996. The increase was primarily the result of an increase in unit sales of laundry and household cleaning products, as well as sales of candles.

         Gross profit decreased 4.7% to $10.6 million in the three months ended March 31, 1997 from $11.2 million for the comparable period in 1996. Gross profit decreased as a percentage of net sales to 17.6% in the three months ended March 31, 1997 from 32.8% for the comparable period in 1996. The decrease was attributable to, among other things, an increase in materials costs of 6.9% due to incremental freight-in costs incurred during integration of the Company's new Chicago, Harrisonville and Edison facilities, manufacturing inefficiencies caused by a high level of production line changeovers to meet customer demands, short production runs during the ramp-up of new production line capacity, and increased levels of unabsorbed material waste variances related to these plant integration issues. There were additional costs of 7.7% of under-absorbed plant overhead costs and increased levels of warehousing and distribution costs associated with the assimilation of the new facilities. These costs, which began in the latter part of 1996, continued to have a significant impact on the first quarter of 1997, and are expected to have a continued negative impact during 1997.

         Selling, general and administrative expenses increased 125.4% to $17.1 million in the three months ended March 31, 1997 from $7.6 million for the comparable period in 1996. As a percentage of net sales, these expenses increased to 28.2% in the three months ended March 31, 1997 from 22.2% for the comparable period in 1996. The increase was primarily due to increases of 1.5% in shipping costs, 3.9% in co-op advertising and other customer marketing funds, 1.1% in slotting fees and .3% in commissions, offset, in part, by decreases in incentive compensation of .6% and in salaries of .3%.

         Interest expense-net increased to $446,000 in the three months ended March 31, 1997 from $167,000 for the comparable period in 1996, primarily as a result of higher average outstanding balances.

         The income tax benefit has been estimated at an effective tax rate of 39% for the three months ended March 31, 1997 compared to a provision effective rate of 39% for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         On August 11, 1995, the Company completed an initial public offering of shares of its common stock, pursuant to which the Company sold 1,477,890 shares of common stock at a price of $9.67 per share, (adjusted for the three-for-two stock split declared in January 1996). Net proceeds to the Company approximated $12.7 million. On June 5, 1996, the Company completed a second public offering of shares of its common stock, pursuant to which the Company sold 300,000 shares at a price of $39.38 per share. Net proceeds to the Company approximated $11.7 million.

         In December 1996, the Company entered into a credit facility (the "PNC Facility") with PNC Bank, N.A. ("PNC") consisting of a $20 million capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10 million traditional revolving facility. Borrowings under the PNC facility bear interest, at the Company's option, at LIBOR plus .50% to 1.5% (5.97% as of March 31, 1997) or one percent below the prime rate of PNC. All amounts outstanding, under the PNC Facility, as of March 31, 1997 (approximately $30.0 million) were subject to the 5.97% LIBOR-based interest rate. The PNC Facility provides for all amounts outstanding under the capital expenditure facility at September 30, 1998 to be converted into a five year term note. Amounts borrowed under the revolving facility become due and payable at April 30, 2000, subject to one-year renewal extensions at the option of PNC. The PNC Facility, among other things, requires the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. At March 31, 1997, the Company did not meet the required financial covenants.

         On March 24, 1997, the Company obtained a commitment from PNC and a second lender to replace the PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan"), bearing interest at LIBOR + 1.5% (7.25% as of March 31, 1997), to be repaid from the proceeds of this replacement facility. Based on the Company's performance in the first quarter, the commitment for this replacement has been withdrawn and the Company is pursuing other, alternatives, as noted below.

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of March 31, 1997, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remainder is restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (3.50% at March 31, 1997).

         At March 31, 1997, the Company's working deficit was $3.3 million compared to working capital of $40.6 million at December 31, 1996. The decrease in working capital was primarily attributable to the additional $6.0 million borrowed under the Bridge Loan and the current classification of the approximately $30.0 million outstanding under the PNC Facility as a result of the Company not being in compliance with its financial convenants required thereunder. Other factors that affected the decrease in working capital were an increase in accrued expenses of $7.6 million, a decrease in inventory of $4.1 million and a decrease in cash of $1.1 million. These changes were partially offset by an increase of $3.3 million in net accounts receivable and an increase of $2.6 million in refundable income taxes.

         The Company is currently negotiating with PNC to amend and/or replace the PNC Facility and the Bridge Loan. The Company is exploring alternative sources of financing and is currently in discussions with another bank to provide a secured financing package, which may include PNC on a participation basis. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations and expansion. In order to meet its anticipated commitments through the end of the current year, the Company must obtain additional sources of financing. There can be no assurance that the Company will be successful in its negotiations with PNC or in obtaining additional financing.

         Net cash provided by/ (used in) operating activities for the first three months of 1997 was $3.4 million compared to ($.7) million for the comparable period of 1996. The increase in cash provided by operating activities resulted primarily from decreases in inventory and prepaid expenses and, to a lesser extent, increases in accrued expenses and depreciation, partially offset by increases in accounts receivable and refundable income taxes.

         Net cash used in investing activities for the three months ended March 31, 1997 was $11.3 million, relating primarily to the purchase of a distribution facility. The Company anticipates that capital expenditures in 1997 will be between $19 million and $22 million, which includes expenditures at the Company's new distribution facility in North Brunswick, New Jersey, a high speed trigger line, and a new computer system, as well as additional expenditures associated with expanding the Company's manufacturing and distribution capabilities.

INFLATION

         The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.


NEW ACCOUNTING PRINCIPLE

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". This pronouncement must be implemented for annual and interim periods ending after December 15, 1997. SFAS No. 128 does not permit early application. When implemented, SFAS No. 128 requires restatement of all prior period earnings per share data. SFAS No. 128 calls for the calculation of basic earnings per share, which is calculated using only weighted average shares outstanding during the period and does not consider the assumed exercise of shares utilizing the treasury stock method. In addition, SFAS No. 128 requires the disclosure of diluted earnings per share. The historical effect of stock options has not been included in the computation of earnings/(loss) per share as the impact was not material or antidilutive. The Company believes that the adoption of SFAS No. 128 will not have an impact on basic earnings per share as compared with previously reported per share amounts or have a material effect on previously reported primary earnings per share as compared with diluted earnings per share.


         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality and particularly a weaker fourth quarter; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; and changes in economic conditions. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward looking statements with respect to the business of the Company and the industry in which it operates. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

                                                 USA DETERGENTS, INC.
                                                     (Registrant)

                                                  /s/ Uri Evan
       May 13, 1997                              __________________________
       ------------
         Date                                         Uri Evan
                                                    Chairman, CEO and President

                                                  /s/ Richard D. Coslow
       May 13, 1997                              __________________________
         Date                                         Richard D. Coslow
                                                    Chief  Financial Officer