Form 10-Q
period 1997-06-30
USA DETERGENTS INC
filed 1997-10-31
CIK 946816

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997.

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ................ to ...................

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

                                (732) 828-1800
             (Registrant's telephone number, including area code)

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
Yes _______  No ___X(1)____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Stock           No. of Shares Outstanding         Date
         --------------           -------------------------         ----
            Common                       13,795,029            October 31, 1997

(1) The Company was delinquent in its filing of this Form 10-Q, which was required to be filed on August 14, 1997.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    USA DETERGENTS, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                      (in thousands, except share data)

                                    ASSETS
                                                                     December 31,        June 30,
                                                                         1996              1997
                                                                     (As restated-      (Unaudited)
                                                                      See Note 9)
Current assets:
Cash                                                                   $ 2,373           $    231
Accounts receivable, net of customer allowances and doubtful
      accounts of $1,349 and $3,838, respectively                       27,323             26,409
Inventories                                                             28,830             20,508
Refundable income taxes                                                  4,255              7,995
Deferred taxes                                                             534                -
Prepaid expenses and other current assets                                3,053              3,165
                                                                      ----------------------------
         Total current assets                                           66,368             58,308

Property and equipment - net                                            26,783             41,919

Restricted funds                                                           275                275

Other assets                                                             2,800              2,606

Note receivable                                                          2,250                -
                                                                      ----------------------------
          Total assets                                                 $98,476           $103,108
                                                                      ============================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bridge loan                                                            $ 4,000           $ 10,000
Revolving credit line                                                   29,305             28,923
EDA loan                                                                 1,806              1,653
Accounts payable                                                        13,725             22,102
Accrued expenses                                                        11,522             22,393
                                                                      ----------------------------
        Total current liabilities                                       60,358             85,071

Non-current liabilities                                                    -                  602

Deferred rent payable                                                    1,284              1,252

Deferred taxes                                                             735              -
                                                                      ----------------------------
         Total liabilities                                              62,377             86,925
                                                                      ----------------------------
Stockholders' equity:
Preferred stock-no par value; authorized 1,000,000
    shares, none issued                                                    -                  -
Common stock-$.01 par value; authorized 30,000,000 shares, issued
    and outstanding 13,752,570 and 13,795,029 shares, respectively         138                138
Additional paid-in capital                                              27,595             27,853
Retained earnings/(deficit)                                              8,366            (11,808)

         Total stockholders' equity                                     36,099             16,183

         Total liabilities and stockholders' equity                    $98,476           $103,108
                                                                      ============================

                      See Notes to Consolidated Financial Statements.

                    USA DETERGENTS, INC. AND SUBSIDIARIES

                           STATEMENTS OF OPERATIONS
           (in thousands, except net income/(loss) per share information)

                                                               Three months                     Six months
                                                               ended June 30,                  ended June 30,
                                                      -----------------------------------------------------------------
                                                          1996            1997            1996                 1997
                                                       (Unaudited)     (Unaudited)     (Unaudited)          (Unaudited)
                                                      (As restated-                   (As restated-
                                                       See Note 9)                     See Note 9)

Net sales                                                $43,328        $ 54,970         $76,773             $115,640

Cost of goods sold                                        28,978          46,767          52,064               96,112
                                                      -----------      ----------       ---------           ----------
Gross profit                                              14,350           8,203          24,709               19,528

Selling, general and administrative                        9,864          20,956          17,378               40,109
Restructuring costs                                          -             2,379             -                  2,379
                                                      -----------      ----------       ---------           ----------
                                                           9,864          23,335          17,378               42,488

Income/(loss) from operations                              4,486         (15,132)          7,331              (22,960)

Interest expense - net                                       153             677             320                1,123
                                                      -----------      ----------       ---------           ----------
Earnings/(loss) before income taxes                        4,333         (15,809)          7,011              (24,083)
Provision/(benefit) for income taxes                       1,675          (1,092)          2,886               (3,909)
                                                      -----------      ----------       ---------           ----------
Net income/(loss)                                        $ 2,658        $(14,717)        $ 4,125             $(20,174)
                                                      ===========      ==========       =========           ==========
Net income/(loss) per share                              $  0.20        $  (1.07)        $  0.31             $  (1.46)
                                                      ===========      ==========       =========           ==========
Weighted average shares outstanding                       13,479          13,794          13,436               13,779
                                                      ===========      ==========       =========           ==========


                 See Notes to Consolidated Financial Statements.

                    USA DETERGENTS, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     Six months
                                                                                    ended June 30,
                                                                           ------------------------------
                                                                                1996            1997
                                                                             (Unaudited)     (Unaudited)
                                                                            (As restated-
                                                                             See Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                              $4,125        (20,174)
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization                                                     758          2,298
Change in the provision for customer allowances and doubtful accounts             267          2,489
Increase/(decrease) in deferred rent                                              117            (32)
Changes in operating assets and liabilities:
Increase in accounts receivable                                                (5,036)        (1,575)
(INCREASE)/DECREASE IN INVENTORIES                                             (6,647)         8,322
Increase in prepaid expenses and other current assets                          (1,890)          (112)
(INCREASE)/DECREASE IN OTHER ASSETS                                            (2,631)           194
Increase in accounts payable and accrued expenses                               4,975         19,248
Increase in refundable income taxes                                               -           (3,740)
Increase in prepaid income taxes                                                 (575)           -
Decrease in taxes payable                                                        (182)           -
Decrease in deferred tax asset                                                    411            534
Increase/(decrease) in deferred tax liability                                     151           (735)
                                                                           ------------------------------
Net cash provided by/(used in) operating activities                            (6,157)         6,717
                                                                           ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                             (3,522)       (17,434)
                                                                           ------------------------------
Net cash used in investing activities                                          (3,522)       (17,434)
                                                                           ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long(term debt                                                     (177)          (153)
Net proceeds/(repayments) from credit facility                                 (1,535)         5,618
Increase in non(current liabilities                                               -              602
Net proceeds from exercise of options                                               3            258
Net proceeds from sale of common shares                                        11,790            -
Decrease in note receivable                                                       -            2,250
                                                                           ------------------------------
Net cash provided by financing activities                                      10,081          8,575
                                                                           ------------------------------
Net increase/(decrease) in cash                                                   402         (2,142)

Cash at beginning of period                                                        61          2,373
                                                                           ------------------------------
Cash at June 30,                                                               $  463        $   231
                                                                           ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                         $314           $947
                                                                           ==============================
Income taxes                                                                   $3,047           $32
                                                                           ==============================

              See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 restated Form 10-KA which, when completed, will include restated financial information for the year ended December 31, 1996 and each of the four quarters of 1996. The Company is in the process of restating its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors discovered for those periods subsequent to the issuance of such financial statements (see Note 9).

NOTE 2 - PLANT ACQUISITION

         During the three months ended June 30, 1997, the Company exercised its purchase option, by the cancellation of a $2,250,000 promissory note, to acquire a powder plant facility located in Chicago. Pursuant to the terms of a supply contract, this facility previously provided the Company with the facility's entire powder production output on an exclusive basis.

NOTE 3 - DEBT

         In December 1996, the Company entered into a credit facility (the "PNC Facility") with PNC Bank, N.A. ("PNC") consisting of a $20 million capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10 million traditional revolving facility. Borrowings under the PNC Facility bear interest, at the Company's option, at LIBOR plus .50% to 1.5% (7.19% as of June 30, 1997) or one percent below the prime rate of PNC. All amounts outstanding under the PNC Facility, as of June 30, 1997 (approximately $28.9 million), were subject to the 7.19% LIBOR-based interest rate. On March 24, 1997, the Company obtained a commitment from PNC and a second lender to replace the PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan") to acquire a distribution center in North Brunswick bearing interest at LIBOR plus 1.5% (7.25% as of June 30, 1997), to be repaid from the anticipated proceeds of the replacement facility. The PNC Facility and Bridge Loan are secured by a substantial portion of the Company's assets. The PNC Facility, among other things, requires the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. At June 30, 1997, the Company was not in compliance with various covenants and other material provisions contained in the PNC Facility and the Bridge Loan, including all of the required financial covenants of the PNC Facility. In addition, based in part on the Company's performance in the first quarter of fiscal 1997, the commitment for the $55 million facility was withdrawn. As discussed below, the Company has been pursuing other alternatives and is presently in negotiations with a financial institution to provide a secured financing arrangement for the Company.

         On June 30, 1997, the Company obtained a forbearance agreement from PNC which provided that PNC would forbear exercising the rights and remedies available to it under the PNC Facility and Bridge Loan until July 7, 1997. Although the forbearance agreement has expired, PNC is continuing to cooperate with the Company during its current discussions with PNC and other prospective third party lenders to amend and/or replace the PNC Facility and Bridge Loan.

         In connection with these discussions, PNC has expressed a willingness to postpone a debt payment of $10 million to the first quarter of 1998 and the balance of the principal indebtedness to the second quarter of 1998, under terms and conditions which are currently being negotiated. The Company is exploring alternative sources of financing and is currently in discussions with another financial institution to provide a secured financing package. The Company must obtain additional sources of financing in order to meet its anticipated near term commitments, including, to the extent the postponement is agreed to by PNC, the payment of the $10 million of debt being postponed until the first quarter of 1998. There can be no assurance that PNC will continue to cooperate with the Company and postpone the payment of amounts due PNC under the PNC Facility and Bridge Loan, or that the Company will be successful in obtaining alternative sources of financing.

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of June 30, 1997, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.15% at June 30, 1997). As a result of several factors, including those relating to the Company's historical financial statements, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. There can be no assurance that all such amounts in the future will not be declared immediately due and payable.

         In as much as the Company is not in compliance with the terms of the PNC Facility, the Bridge Loan and the EDA Loan, approximately $30.2 million of debt as of June 30, 1996 has been reclassified to current liabilities.

NOTE 4 - COMMITTMENTS AND CONTINGENCIES

         On May 5, 1997, a securities class action lawsuit entitled Feldbaum
v. USA Detergents, Inc. et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors; the Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc. et al., No. 97-2459, was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Since the Einhorn lawsuit was filed, twelve additional securities class action lawsuits have been filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purport to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally allege that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions assert that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The class actions do not specify an amount of damages. In June and July 1997, the

U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re USA Detergents, Inc. Securities Litigation, Master File No. 97-CV-2459 ("MTB"), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel. Lead plaintiffs will file a consolidated amended class action complaint within thirty days after the Company issues its restated financial statements. The Company intends to defend this action vigorously. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

         On September 12, 1997, the Company became aware of a claim by the North Brunswick Water Company ("NBWC") covering, among other things, unpaid water and sewer charges aggregating approximately $5,000,000. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and requesting injunctive relief to prevent NBWC from taking any steps to discontinue service pending the resolution of the claim. Pursuant to a Consent Order dated October 21, 1997, the Company agreed to pay $535,000 to NBWC, subject to refund, pending the resolution of the matter. Through October 21, 1997, $279,627 of this amount has been paid. Based on a preliminary assessment, made by independent counsel for the Company, of the underlying basis for NBWC's claim, management believes that the Company's obligation, if any, to

NBWC will not have a significant impact on the Company's results of operations or financial position beyond amounts already provided.

         On October 16, 1997, the Company signed a letter of intent setting forth the terms of a proposed sale and leaseback by the Company of its Harrisonville, Missouri plant and North Brunswick distribution facility. The aggregate purchase price for the facilities is specified to be $23,200,000 and the initial lease term is expected to be 20 years followed by two five year renewal options. The initial annual aggregate fixed rentals will approximate $2,600,000 and will be subject to escalation in the fifth year and every fourth year thereafter based on increases in the Consumer Price Index capped at 2.25% per year for the first eight years and 3% per year thereafter. The completion of this transaction is subject to, among other things, the finalization of a definitive binding agreement between the Company and the purchaser. There can be no assurance that this transaction will ultimately be completed. Should the transaction be completed, the lease will be accounted for as a financing lease.

NOTE 5 - RESTRUCTURING COSTS

         In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at an estimated cost of $2.4 million. These restructuring costs include the cost of moving the candle line and inventory, write-off of related leasehold improvements and a portion of the future lease commitment and associated lease expenses. The Company expects the property to be re-leased within the next year thereby eliminating or substantially reducing the then remaining lease obligation.

NOTE 6 - STOCKHOLDERS' EQUITY

         During the six months ended June 30, 1997, the Company obtained proceeds approximating $258,000 from the exercise of 42,459 stock options.


NOTE 7 - INCOME TAXES

	The income tax benefit for the three and six month periods ended June 30, 1997 is less than the statutory rate due to a net operating loss carryforward of approximately $10,200,000 for which no benefit has been recognized.

NOTE 8 - NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents have not been included in the computation of net income per share as the impact is either not significant or, with respect to loss periods, antidilutive.

NOTE 9 - RESTATEMENT OF FINANCIAL INFORMATION

         The Company is in the process of restating its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to unrecorded vendor invoices, shipping cut-offs, vendor rebates, slotting costs and capitalized labor. The quarter and six months ended June 30, 1996 will be restated principally for shipping cut-offs, slotting costs and the write-off of certain costs previously written-off in the fourth quarter of 1996.

         The impact of the restatements on the Company's balance sheets and statements of operations for the year ended December 31, 1996 and the three and six months ended June 30, 1996 are summarized as follows:


                                 Year Ended          Year Ended      Three Months Ended      Three Months Ended
                               December 31, 1996  December 31, 1996    June 30, 1996           June 30, 1996
                               -----------------  -----------------  ------------------      ------------------
                          (As originally Reported)  (As Restated)  (As originally Reported)     (As Restated)
                                                                      (in thousands, except per share data)

Statement of Operations
-----------------------

Net sales                         $174,031            $172,424             42,915                  43,328
Gross profit                        57,240              50,926             14,234                  14,350
Selling, general and
   administrative                   41,593              43,878              9,664                   9,864
Operating income                    15,647               7,048              4,570                   4,486
Net income                           8,867               3,707              2,703                   2,658
Net income per share                  $.64                $.27               $.20                    $.20

Balance Sheet                           December 31, 1996
-----------------------         ---------------------------------
                                (As originally     (As Restated)
                                   Reported)

Current assets                      64,976              66,368
Total assets                        98,904              98,476
Current liabilities                 24,414              60,358
Total liabilities                   57,645              62,377
Stockholders' equity                41,259              36,099




                    (RESTUBBED TABLE CONTINUED FROM ABOVE)


                              Six Months Ended        Six Months Ended
                                June 30, 1996           June 30, 1996
                              ----------------        ----------------
                          (As originally Reported)      (As Restated)


Statement of Operations
-----------------------

Net sales                           $76,982                      $76,773
Gross profit                         25,723                       24,327
Selling, general and
   administrative                    17,563                       16,996
Operating income                      8,160                        7,331
Net income
Net income per share

Balance Sheet                                    June 30, 1996
---------------------            ----------------------------------------------
                                 (As originally               (As Restated)
                                    Reported)

Current assets                       41,466                       40,878
Total assets                         60,295                       59,457
Current liabilities                  19,373                       21,185
Total liabilities                    23,420                       23,247
Stockholders' equity                 36,875                       36,210


All comparisons to the three and six months ended June 30, 1996 are based on amounts as restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company is in the process of restating its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to unrecorded vendor invoices, shipping cut-offs, vendor rebates, slotting costs and capitalized labor. The quarter and six months ended June 30, 1996 will be restated principally for shipping cut-offs, slotting costs and the write-off of certain costs previously written-off in the fourth quarter of 1996.

The impact of the restatements on the Company's balance sheets and statements of operations for the year ended December 31, 1996 and the three and six months ended June 30, 1996 are summarized as follows:


                                     Year Ended          Year Ended         Three Months Ended          Three Months Ended
                                  December 31, 1996   December 31, 1996       June 30, 1996                June 30, 1996
                                     ----------          ----------         ------------------          ------------------
                             (As originally Reported)   (As Restated)     (As originally Reported)        (As Restated)
                                                                               (in thousands, except per share data)

Statement of Operations
-----------------------

Net sales                           $174,031              $172,424                 42,915                    43,328
Gross profit                          57,240                50,926                 14,234                    14,350
Selling, general and
   administrative                     41,593                43,878                  9,664                     9,864
Operating income                      15,647                 7,048                  4,570                     4,486
Net income                             8,867                 3,707                  2,703                     2,658
Net income per share                    $.64                  $.27                   $.20                      $.20



Balance Sheet
-------------

Current assets                        64,976                66,368
Total assets                          98,904                98,476
Current liabilities                   24,414                60,358
Total liabilities                     57,645                62,377
Stockholders' equity                  41,259                36,099


                         (RESTUBBED TABLE FROM ABOVE)




                                Six Months Ended        Six Months Ended
                                    6/30/1996               6/30/1996
                                ----------------        ----------------
                             (As originally Reported)    (As Restated)


Statement of Operations
-----------------------

Net sales                            $76,982                 $76,773
Gross profit                          25,723                  24,327
Selling, general and
   administrative                     17,563                  16,996
Operating income                       8,160                   7,331
Net income
Net income per share

Balance Sheet
-----------------------

Current assets                        41,466                  40,878
Total assets                          60,295                  59,457
Current liabilities                   19,373                  21,185
Total liabilities                     23,420                  23,247
Stockholders' equity                  36,875                  36,210





All comparisons to the three and six months ended June 30, 1996 are based on amounts as restated.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Net sales for the three months ended June 30, 1997 increased 26.9% to $55.0 million from $43.3 million for the three months ended June 30, 1996. The increase is primarily the result of an increase in unit sales of laundry products and candles.

         Gross profit decreased 42.8% to $8.2 million in the three months ended June 30, 1997 from $14.4 million for the comparable period in 1996. Gross profit decreased as a percentage of net sales to 14.9% in the three months ended June 30, 1997 from 33.1% for the comparable period in 1996. The decrease as a percentage of net sales was primarily attributable to an increase in materials and labor costs of 8.7% and 2.5% of net sales, respectively, due to manufacturing inefficiencies caused by a high level of production line changeovers to meet customer demands, inefficient production runs during the start up and validation of new production lines, the write-down of raw materials and finished goods inventory associated with discontinued product in the second quarter and sales of close-out products at reduced sales value. The decrease in gross profit as a percentage of net sales was also affected by additional costs of 6.0% as a percentage of net sales relating to increased levels of warehouse, distribution and freight-in costs associated with the expansion of the business from a local single-plant operation to a national multi-plant manufacturer. These unanticipated increased costs, which began in the latter part of 1996, continued to have a significant impact on the first and second quarters of 1997.

         Selling, general and administrative expenses increased 112.4% to $21.0 million in the three months ended June 30, 1997 from $9.9 million for the comparable period in 1996. As a percentage of net sales, these expenses increased to 38.1% in the three months ended June 30, 1997 from 22.8% for the comparable period in 1996. The increase as a percentage of net sales was primarily due to increases of 9.5% in marketing funds (co-op advertising, promotional allowances and slotting amortization) and, 2.4% in freight to customers, 1.4% in professional fees, 1.2% in administrative personnel and .8% in commissions.

         In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at an estimated cost of $2.4 million. These restructuring costs include the cost of moving the candle line and inventory, write-off of related leasehold improvements and a portion of the future lease commitment and associated lease expenses. The Company expects the property to be re-leased within the next year thereby eliminating or substantially reducing the then remaining lease obligation.
         Interest expense-net increased to $.7 million in the three months ended June 30, 1997 from $.2 million for the comparable period in 1996, primarily as a result of higher average outstanding borrowings.

         The income tax benefit for the three months ended June 30, 1997 approximates 6.9% compared to a provision which approximates 38.7% for the three months ended June 30, 1996. This decrease principally relates to a net operating loss carryforward of approximately $10,200,000 for which no benefit has been recognized.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Net sales for the six months ended June 30, 1997 increased 50.6% to $115.6 million from $76.8 million for the six months ended June 30, 1996. The increase is primarily the result of an increase in unit sales of laundry products and candles.

         Gross profit decreased 21% to $19.5 million in the six months ended June 30, 1997 from $24.7 million for the comparable period in 1996. Gross profit decreased as a percentage of net sales to 16.9% in the six months ended June 30, 1997 from 32.2% for the comparable period in 1996. The decrease as a percentage of net sales was primarily attributable to an increase in material and labor costs of 7.7% and 1.7% of net sales, respectively, due to manufacturing inefficiencies caused by a high level of production line changeovers to meet customer demands, inefficient production runs during the start up and validation of new production lines, the write-down of raw materials and finished goods inventory associated with discontinued product in the second quarter and sales of close-out products at reduced sales value. The decrease in gross profit as a percentage of net sales was also affected by additional costs of 5.6% as a percentage of net sales relating to increased levels of warehouse, distribution and freight-in costs, associated with the expansion of the business from a local single-plant operation to a multi-plant national manufacturer. These unanticipated increased costs, which began in the latter part of 1996, continued to have a significant impact on the first six months of 1997.

         Management has implemented various cost reduction programs during the six months ended June 30, 1997, the benefits from which are expected to be realized in the third quarter of 1997 and future periods. Such programs include the shut-down of the Company's Edison candle facility, consolidation of candle manufacturing operations in North Brunswick, reduction in temporary labor, automation of manufacturing facilities related to spray products, production rationalization, increased use of high speed fillers and cartoners and improved production planning and control.

         Selling, general and administrative expenses increased 130.8% to $40.1 million in the six months ended June 30, 1997 from $17.4 million for the comparable period in 1996. As a percentage of net sales, these expenses increased to 34.7% in the six months ended June 30, 1997 from 22.6% for the comparable period in 1996. The increase as a percentage of net sales was primarily due to increases of 8.7% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 1.8% in freight to customers, .6% in professional fees and .5% in sales commissions.

         In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at an estimated cost of

$2.4 million. These restructuring costs include the cost of moving the candle line and inventory, write-off of related leasehold improvements and a portion of the future lease commitment and associated lease expenses. The Company expects the property to be re-leased within the next year thereby eliminating or substantially reducing the then remaining lease obligation.

         Interest expense-net increased to $1.1 million in the six months ended June 30, 1997 from $.3 million for the comparable period in 1996, primarily as a result of higher average outstanding borrowings.

         The income tax benefit for the six months ended June 30, 1997 approximates 16.2% compared to a provision which approximates 41.2% for the six months ended June 30, 1996. This decrease principally relates to a net operating loss carry forward of approximately $10,200,000 for which no benefit has been recognized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements principally arise from the funding of working capital needs which include inventory, accounts receivable, capital expenditures and debt service.

         In December 1996, the Company entered into a credit facility (the
"PNC Facility") with PNC Bank, N.A. ("PNC") consisting of a $20 million capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10 million traditional revolving facility. Borrowings under the PNC Facility bear interest, at the Company's option, at LIBOR plus .50% to 1.5% (7.19% as of June 30, 1997) or one percent below the prime rate of PNC. All amounts outstanding under the PNC Facility, as of June 30, 1997 (approximately $28.9 million), were subject to the 7.19% LIBOR-based interest rate. On March 24, 1997, the Company obtained a commitment from PNC and a second lender to replace the PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan") to acquire a distribution center in North Brunswick bearing interest at LIBOR plus 1.5% (7.25% as of June 30, 1997), to be repaid from the anticipated proceeds of the replacement facility. The PNC Facility and Bridge Loan are secured by a substantial portion of the Company's assets. The PNC Facility, among other things, requires the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. At June 30, 1997, the Company was not in compliance with various covenants and other material provisions contained in the PNC Facility and the Bridge Loan, including all of the required financial covenants of the PNC Facility. In addition, based in part on the Company's performance in the first quarter of fiscal 1997, the commitment for the $55 million facility was withdrawn. As discussed below, the Company has been pursuing other alternatives and is presently in negotiations with a financial institution to provide a secured financing arrangement for the Company.

         On June 30, 1997, the Company obtained a forbearance agreement from PNC which provided that PNC would forbear exercising the rights and remedies available to it under the PNC Facility and Bridge Loan until July 7, 1997. Although the forbearance agreement has expired, PNC is continuing to cooperate with the Company during its current discussions with PNC and other prospective third party lenders to amend and/or replace the PNC Facility and Bridge Loan.

         In connection with these discussions, PNC has expressed a willingness to postpone a debt payment of $10 million to the first quarter of 1998 and the balance of the principal indebtedness to the second quarter of 1998, under terms and conditions which are currently being negotiated. The Company is exploring alternative sources of financing and is currently in discussions with another financial institution to provide a secured financing package. The Company must obtain additional sources of financing in order to meet its anticipated near term commitments, including, to the extent the postponement is agreed to by PNC, the payment of the $10 million of debt being postponed until the first quarter of 1998. There can be no assurance that PNC will continue to cooperate with the

Company and postpone the payment of amounts due PNC under the PNC Facility and Bridge Loan, or that the Company will be successful in obtaining alternative sources of financing.

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of June 30, 1997, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.15% at June 30, 1997). As a result of several factors, including those relating to the Company's historical financial statements, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. There can be no assurance that all such amounts in the future will not be declared immediately due and payable.

         In as much as the Company is not in compliance with the terms of the PNC Facility, the Bridge Loan and the EDA Loan, approximately $30.2 million of debt as of June 30, 1996 has been reclassified to current liabilities.

         On May 5, 1997, a securities class action lawsuit entitled Feldbaum
v. USA Detergents, Inc. et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors; the Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc. et al., No. 97-2459, was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Since the Einhorn lawsuit was filed, twelve additional securities class action lawsuits have been filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purport to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally allege that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions assert that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The class actions do not specify an amount of damages. In June and July 1997, the U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re USA Detergents, Inc. Securities Litigation, Master File No. 97-CV-2459 (MTB), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel. Lead plaintiffs will file a consolidated amended class action complaint within thirty days after the Company issues its restated financial statements. The Company intends to defend this action vigorously. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

         During the three months ended June 30, 1997, the Company exercised its purchase option, by the cancellation of a $2,250,000 promissory note, to acquire a powder plant facility located in Chicago. Pursuant to the terms of a supply contract, this plant previously provided the Company with the facility's entire powder production output on an exclusive basis.

         On September 12, 1997, the Company became aware of a claim by the North Brunswick Water Company ("NBWC") covering, among other things, unpaid water and sewer charges aggregating approximately $5,000,000. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and requesting injunctive relief to prevent NBWC from taking any steps to discontinue service pending the resolution of the claim. Pursuant to a Consent Order dated
October 21, 1997, the Company agreed to pay $535,000 to NBWC, subject to refund, pending the resolution of the matter. Through October 21, 1997, $279,627 of this amount has been paid. Based on a preliminary assessment, made by independent counsel for the Company, of the underlying basis for NBWC's claim, management believes that the Company's obligation, if any, to NBWC will not have a significant impact on the Company's results of operations or financial position beyond amounts already provided.

         On October 16, 1997, the Company signed a letter of intent setting forth the terms of a proposed sale and leaseback by the Company of its Harrisonville, Missouri plant and North Brunswick distribution facility. The aggregate purchase price for the facilities is specified to be $23,200,000 and the initial lease term is expected to be 20 years followed by two five year renewal options. The initial annual aggregate fixed rentals will approximate $2,600,000 and will be subject to escalation in the fifth year and every fourth year thereafter based on increases in the Consumer Price Index capped at 2.25% per year for the first eight years and 3% per year thereafter. The completion of this transaction is subject to, among other things, the finalization of a definitive binding agreement between the Company and the purchaser. There can be no assurance that this transaction will ultimately be completed. Should the transaction be completed, the lease will be accounted for as a financing lease.

         During the six months ended June 30, 1997, the Company obtained proceeds approximating $258,000 from the exercise of 42,459 stock options.

         At June 30, 1997, the Company's working capital deficiency was $26.4 million compared to restated working capital of $6.4 million at December 31, 1996. The decrease in working capital was primarily attributable to operating losses adjusted for, among other things, an increase in accounts payable and accrued expenses of $19.2 million, a decrease in inventory of $8.3 million, an increase in bank debt of $5.6 million, a decrease in cash of $2.1 million and an increase in net accounts receivable of $1.6 million and an increase in refundable income taxes of $3.7 million.

         Net cash provided by/ (used in) operating activities for the first six months of 1997 was $6.7 million compared to ($6.2) million for the comparable period of 1996. The increase in cash provided by operating activities resulted primarily from operating losses of $20.2 million offset by a decrease in inventory of $8.3 million, an increase in accounts payable and accrued expenses of $19.2 million, an increase in accounts receivable of $1.5 million, an increase in refundable income taxes of $3.7 million and depreciation of $2.3 million and an increase in provisions for customer allowances and doubtful accounts of $2.5 million.

         Net cash used in investing activities for the six months ended June 30, 1997 was $17.4 million relating primarily to the acquisition of a distribution center, the acquisition of a powder production facility and production equipment. The Company anticipates that capital expenditures for the balance of 1997 will be between $6 million and $8 million, which includes expenditures to upgrade the Company's North Brunswick, New Jersey distribution facility, enhance the Company's information systems and limited expenditures associated with the Company's other manufacturing and distribution capabilities.

     Net cash provided by financing activities for the first six months of 1997 was $8.6 million compared to $10 million for the comparable period of 1996. the increase in each provided by financing activities resulted primarily from a net increase in bank debt of $5.6 million, cancellation of notes receivable of $2.3 million, related to the acquisition of a powder plant facility located in Chicago and an increase of $.6 million in non-current liabilities related to the acquisition of management information systems.

                  For the six months ended June 30, 1997, the Company has experienced significant operating losses relating to, among other things, its geographic expansion of its manufacturing and distribution facilities. In addition, the Company has also experienced difficulty in meeting its liquidity needs. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for the remaining six months of 1997 includes continuing its cost reduction programs. Such programs include the shut-down of the Company's Edison candle facility, consolidation of candle manufacturing operations in North Brunswick, reduction in temporary labor, automation of manufacturing facilities related to spray products, production rationalization, increased use of high speed fillers and cartoners and improved production planning and control. Management believes that the corrective actions taken through June 30, 1997 and the ongoing cost reduction programs currently in place, will have a positive impact on operating results for the balance of 1997 and enable the Company to return to profitability in the fourth quarter of 1997 or the first quarter of 1998. Additionally, management is optimistic about its ability to reach a satisfactory interim understanding with PNC and to ultimately replace the PNC Facility and Bridge Loan with a permanent financing facility which will more adequately support ongoing operations, debt service and capital expenditure requirements. There can be no assurance that the Company will be successful in these efforts.

INFLATION

         The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.

NEW ACCOUNTING PRINCIPLE

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." This pronouncement must be implemented for annual and interim periods ending after December 15, 1997. SFAS No. 128 does not permit early application. When implemented, SFAS No. 128 requires restatement of all prior period earnings per share data. SFAS No. 128 calls for the calculation of basic earnings per share, which is calculated using only weighted average shares outstanding during the period and does not consider the assumed exercise of shares utilizing the treasury stock method. In addition, SFAS No. 128 requires the disclosure of diluted earnings per share. The historical effect of stock options has not been included in the computation of earnings/(loss) per share as the impact was not material or antidilutive. The Company believes that the adoption of SFAS No. 128 will not have an impact on basic earnings per share as compared with previously reported restated earnings per share amounts or have a material effect on previously reported restated primary earnings per share as compared with diluted earnings per share.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; and changes in economic conditions. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward looking statements with respect to the business of the Company and the industry in which it operates. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:

            On May 5, 1997, a securities class action lawsuit entitled Feldbaum v. USA Detergents, Inc. et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors; the Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc.
            et al., No. 97-2459, was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Since the Einhorn lawsuit was filed, twelve additional securities class action lawsuits have been filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purport to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally allege that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions assert that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The class actions do not specify an amount of damages. In June and July 1997, the U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re USA Detergents, Inc. Securities Litigation, Master File No. 97-CV-2459 (MTB), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel. Lead plaintiffs will file a consolidated amended class action complaint within thirty days after the Company issues its restated financial statements. The Company intends to defend this action vigorously. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

Item 2.     Changes in Securities:
            None

Item 3.     Defaults Upon Senior Securities:
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

            10.15 Letter Agreement, dated May 5, 1997, between the Company and Harold J. Macsata

            10.16 Letter Agreement, dated April 14, 1997, between the Company and Mark Antebi.

            10.17 Letter Agreement, dated April 14, 1997, between the Company and Joseph Cohen.

            10.18 Employment Agreement, dated March 26, 1997, between the Company and Richard D. Coslow

            10.19 Employment Agreement, dated July 31, 1997, between the Company and Giullo Perillo.

            10.20 Stock Purchase Agreement, dated June 30, 1997, between the Company, Big Cloud Powder Corporation and Chicago Contract Powder Corporation.

            27 Financial Data Schedule.

            (b) The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            USA DETERGENTS, INC.
                                                (Registrant)

      October 31, 1997                          /s/ Uri Evan
                                            -----------------------
                                                    Uri Evan
                                                 Chairman and CEO


      October 31, 1997                          /s/ Giulio Perillo
                                            -----------------------
                                                    Giulio Perillo
                                                       President

      October 31, 1997                        /s/ Richard D. Coslow
                                            -------------------------
                                                  Richard D. Coslow
                                               Chief Financial Officer