Form 10-Q/A
period 1997-06-30
USA DETERGENTS INC
filed 1997-11-14
CIK 946816

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20509

                                   FORM 10-Q/A

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

(1) The Company was delinquent in its filing of its Form 10-Q for the quarter ended June 30, 1997, which was required to be filed on August 14, 1997 but was filed October 31, 1997. This Form 10-Q/A amends the Company's report covering such period.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Item 1 to amended and restated to read as follows:

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

NOTE 3 - DEBT

         In December 1996, the Company entered into a credit facility (the "PNC Facility") with PNC Bank, N.A. ("PNC") consisting of a $20 million capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10 million traditional revolving facility. Borrowings under the PNC Facility bear interest, at the Company's option, at LIBOR plus .50% to 1.5% (7.19% as of June 30, 1997) or one percent below the prime rate of PNC. All amounts outstanding under the PNC Facility, as of June 30, 1997 (approximately $28.9 million), were subject to the 7.19% LIBOR-based interest rate. On March 24, 1997, the Company obtained a commitment from PNC and a second lender to replace the PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan") to acquire a distribution center in North Brunswick bearing interest at LIBOR plus 1.5% (7.25% as of June 30, 1997), to be repaid from the anticipated proceeds of the replacement facility. The PNC Facility and Bridge Loan are secured by a substantial portion of the Company's assets. The PNC Facility, among other things, requires the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. At June 30, 1997, the Company was not in compliance with various covenants and other material provisions contained in the PNC Facility and the Bridge Loan, including all of the required financial covenants of the PNC Facility. In addition, based in part on the Company's performance in the first quarter of fiscal 1997, the commitment for the $55 million facility was withdrawn. As discussed below, the Company has been pursuing other alternatives and is presently in negotiations with financial institutions to provide a secured financing arrangement for the Company.


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


         In as much as the Company is not in compliance with the terms of the PNC Facility, the Bridge Loan and the EDA Loan, approximately $30.2 million of debt as of June 30, 1997 has been reclassified to current liabilities.

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

         The impact of the restatements on the Company's balance sheets and statements of operations for the year ended December 31, 1996 and the three and six months ended June 30, 1996 are summarized as follows:


                                 Year Ended          Year Ended      Three Months Ended      Three Months Ended
                               December 31, 1996  December 31, 1996    June 30, 1996           June 30, 1996
                               -----------------  -----------------  ------------------      ------------------
                          (As originally Reported)  (As Restated)  (As originally Reported)     (As Restated)
                                                                      (in thousands, except per share data)

Statement of Operations
-----------------------

Net sales                         $174,031            $172,424             42,915                  43,328
Gross profit                        58,693              50,926             14,564                  14,350
Selling, general and
   administrative                   43,046              43,878              9,994                   9,864
Operating income                    15,647               7,048              4,570                   4,486
Net income                           8,867               3,707              2,703                   2,658
Net income per share                  $.65                $.27               $.20                    $.20

Balance Sheet                           December 31, 1996
-----------------------         ---------------------------------
                                (As originally     (As Restated)
                                   Reported)

Current assets                      64,976              66,368
Total assets                        98,904              98,476
Current liabilities                 24,414              60,358
Total liabilities                   57,645              62,377
Stockholders' equity                41,259              36,099





                    (RESTUBBED TABLE CONTINUED FROM ABOVE)


                              Six Months Ended        Six Months Ended
                                June 30, 1996           June 30, 1996
                              ----------------        ----------------
                          (As originally Reported)      (As Restated)


Statement of Operations
-----------------------

Net sales                           $76,982                      $76,773
Gross profit                         26,106                       24,709
Selling, general and
   administrative                    17,946                       17,378
Operating income                      8,160                        7,331
Net income                            4,791                        4,125
Net income per share                   $.36                         $.31

Balance Sheet                                    June 30, 1996
---------------------            ----------------------------------------------
                                 (As originally               (As Restated)
                                    Reported)

Current assets                       41,466                       40,878
Total assets                         60,295                       59,457
Current liabilities                  19,373                       21,185
Total liabilities                    23,420                       23,247
Stockholders' equity                 36,875                       36,210



All comparisons to the three and six months ended June 30, 1996 are based on amounts as restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 is amended and restated to read as follows:

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

The impact of the restatements on the Company's balance sheets and statements of operations for the year ended December 31, 1996 and the three and six months ended June 30, 1996 are summarized as follows:


                                     Year Ended          Year Ended         Three Months Ended          Three Months Ended
                                  December 31, 1996   December 31, 1996       June 30, 1996                June 30, 1996
                                     ----------          ----------         ------------------          ------------------
                             (As originally Reported)   (As Restated)     (As originally Reported)        (As Restated)
                                                                               (in thousands, except per share data)

Statement of Operations
-----------------------

Net sales                           $174,031              $172,424                 42,915                    43,328
Gross profit                          58,643                50,926                 14,564                    14,350
Selling, general and
   administrative                     43,046                43,878                  9,994                     9,864
Operating income                      15,647                 7,048                  4,570                     4,486
Net income                             8,867                 3,707                  2,703                     2,658
Net income per share                    $.65                  $.27                   $.20                      $.20



Balance Sheet
-------------

Current assets                        64,976                66,368
Total assets                          98,904                98,476
Current liabilities                   24,414                60,358
Total liabilities                     57,645                62,377
Stockholders' equity                  41,259                36,099



                         (RESTUBBED TABLE FROM ABOVE)




                                Six Months Ended        Six Months Ended
                                    6/30/1996               6/30/1996
                                ----------------        ----------------
                             (As originally Reported)    (As Restated)


Statement of Operations
-----------------------

Net sales                            $76,982                 $76,773
Gross profit                          26,106                  24,709
Selling, general and
   administrative                     17,946                  17,378
Operating income                       8,160                   7,331
Net income                             4,791                   4,125
Net income per share                    $.36                    $.31

Balance Sheet
-----------------------

Current assets                        41,466                  40,878
Total assets                          60,295                  59,457
Current liabilities                   19,373                  21,185
Total liabilities                     23,420                  23,247
Stockholders' equity                  36,875                  36,210




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


         Selling, general and administrative expenses increased 112.4% to $21.0 million in the three months ended June 30, 1997 from $9.9 million for the comparable period in 1996. As a percentage of net sales, these expenses increased to 38.1% in the three months ended June 30, 1997 from 22.8% for the comparable period in 1996. The increase as a percentage of net sales was primarily due to increases of 9.5% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 2.4% in freight to customers, 1.4% in professional fees, 1.2% in administrative personnel and .8% in commissions.


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

         In December 1996, the Company entered into a credit facility (the "PNC Facility") with PNC Bank, N.A. ("PNC") consisting of a $20 million capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10 million traditional revolving facility. Borrowings under the PNC Facility bear interest, at the Company's option, at LIBOR plus .50% to 1.5% (7.19% as of June 30, 1997) or one percent below the prime rate of PNC. All amounts outstanding under the PNC Facility, as of June 30, 1997 (approximately $28.9 million), were subject to the 7.19% LIBOR-based interest rate. On March 24, 1997, the Company obtained a commitment from PNC and a second lender to replace the PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan") to acquire a distribution center in North Brunswick bearing interest at LIBOR plus 1.5% (7.25% as of June 30, 1997), to be repaid from the anticipated proceeds of the replacement facility. The PNC Facility and Bridge Loan are secured by a substantial portion of the Company's assets. The PNC Facility, among other things, requires the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. At June 30, 1997, the Company was not in compliance with various covenants and other material provisions contained in the PNC Facility and the Bridge Loan, including all of the required financial covenants of the PNC Facility. In addition, based in part on the Company's performance in the first quarter of fiscal 1997, the commitment for the $55 million facility was withdrawn. As discussed below, the Company has been pursuing other alternatives and is presently in negotiations with financial institutions to provide a secured financing arrangement for the Company.


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


         In as much as the Company is not in compliance with the terms of the PNC Facility, the Bridge Loan and the EDA Loan, approximately $30.2 million of debt as of June 30, 1997 has been reclassified to current liabilities.


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


         At June 30, 1997, the Company's working capital deficiency was $26.8 million compared to restated working capital of $6.0 million at December 31, 1996. The decrease in working capital was primarily attributable to operating losses adjusted for, among other things, an increase in accounts payable and accrued expenses of $19.2 million, a decrease in inventory of $8.3 million, an increase in bank debt of $5.6 million, a decrease in cash of $2.1 million and an increase in net accounts receivable of $1.6 million and an increase in refundable income taxes of $3.7 million.

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


     Net cash provided by financing activities for the first six months of 1997 was $8.6 million compared to $10 million for the comparable period of 1996. Such amount for the current six month period provided by financing activities resulted primarily from a net increase in bank debt of $5.6 million, cancellation of notes receivable of $2.3 million, related to the acquisition of a powder plant facility located in Chicago and an increase of $.6 million in non-current liabilities related to the acquisition of management information systems.


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

                                            USA DETERGENTS, INC.
                                                (Registrant)

      November 13, 1997                         /s/ Uri Evan
                                            -----------------------
                                                    Uri Evan
                                                 Chairman and CEO


      November 13, 1997                         /s/ Giulio Perillo
                                            -----------------------
                                                    Giulio Perillo
                                                       President

      November 13, 1997                         /s/ Richard D. Coslow
                                            -------------------------
                                                  Richard D. Coslow
                                               Chief Financial Officer