Form 10-Q
period 1997-09-30
USA DETERGENTS INC
filed 1997-11-14
CIK 946816

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20509

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997.
                                        ------------------

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ............... to ....................

         Commission file number 0-26568
                                -------

                             USA Detergents, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      11-2935430
         ----------                                    ------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

             1735 Jersey Avenue, North Brunswick, New Jersey 08902
            -------------------------------------------------------
              (Address of principal executive offices - Zip code)

                                (732) 828-1800
                               ----------------
             (Registrant's telephone number, including area code)

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
Yes [X](1)  No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class of Stock        No. of Shares Outstanding           Date
         --------------        -------------------------           ----
             Common                  13,795,029               October 31, 1997

(1) The Company was delinquent in the filing of its Form 10-Q for the quarter ended June 30, 1997, which Form has since been filed.

PART I--FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    USA DETERGENTS, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                      1996            1997
                                                                 -------------- ---------------
                                                                  (AS RESTATED
                                                                   SEE NOTE 9)     (UNAUDITED)
Current assets:
Cash ...........................................................     $ 2,373        $     --
Accounts receivable, net of customer allowances and doubtful
 accounts of $1,349 and $3,838, respectively ...................      27,323          23,412
Inventories ....................................................      28,830          18,713
Refundable income taxes ........................................       4,255           7,995
Deferred taxes .................................................         534              --
Prepaid expenses and other current assets ......................       3,053           3,252
                                                                 -------------- ---------------
  Total current assets .........................................      66,368          53,372
Property and equipment--net ....................................      26,783          45,566
Restricted funds ...............................................         275             275
Other assets ...................................................       2,800           2,454
Note receivable ................................................       2,250              --
                                                                 -------------- ---------------
  Total assets .................................................     $98,476        $101,667
                                                                 ============== ===============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bridge loan ....................................................     $ 4,000        $ 10,000
Revolving credit line ..........................................      29,305          29,998
EDA loan .......................................................       1,806           1,540
Accounts payable ...............................................      13,725          23,300
Accrued expenses ...............................................      11,522          19,817
                                                                 -------------- ---------------
  Total current liabilities ....................................      60,358          84,655
Non-current liabilities ........................................          --             602
Deferred rent payable ..........................................       1,284           1,272
Deferred taxes .................................................         735              --
                                                                 -------------- ---------------
  Total liabilities ............................................      62,377          86,529
                                                                 -------------- ---------------
Stockholders' equity:
Preferred stock--no par value; authorized 1,000,000 shares,
 none issued....................................................          --              --
Common stock--$.01 par value; authorized 30,000,00 shares,
 issued and outstanding 13,752,570 and 13,795,029 shares,
 respectively ..................................................         138             138
Additional paid-in capital .....................................      27,595          27,853
Retained earnings/(deficit) ....................................       8,366         (12,853)
                                                                 -------------- ---------------
  Total stockholders' equity ...................................      36,099          15,138
                                                                 -------------- ---------------
  Total liabilities and stockholders' equity ...................     $98,476        $101,667
                                                                 ============== ===============

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                            STATEMENTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT NET INCOME/(LOSS) PER SHARE INFORMATION)

                                              THREE MONTHS                  NINE MONTHS
                                          ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                       -------------------------- --------------------------------
                                            1996         1997             1996            1997
                                       ------------- -----------  ------------------- -----------
                                        (UNAUDITED)   (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                       ------------- -----------  ------------------- -----------
                                        (AS RESTATED                  (AS RESTATED
                                        SEE NOTE 9)                   SEE NOTE 9)
Net sales ............................    $47,447       $57,345         $124,220        $172,985
Cost of goods sold ...................     32,368        41,073           84,432         137,185
                                       ------------- -----------  ------------------- -----------
Gross profit .........................     15,079        16,272           39,788          35,800
Selling, general and administrative  .     12,146        16,556           29,524          56,665
Restructuring costs ..................         --            --               --           2,379
                                       ------------- -----------  ------------------- -----------
                                           12,146        16,556           29,524          59,044
Income/(loss) from operations  .......      2,933          (284)          10,264         (23,244)
Interest expense--net ................        161           761              481           1,884
                                       ------------- -----------  ------------------- -----------
Earnings/(loss) before income taxes  .      2,772        (1,045)           9,783         (25,128)
Provision/(benefit) for income taxes        1,071            --            3,957          (3,909)
                                       ------------- -----------  ------------------- -----------
Net income/(loss).....................    $ 1,701       $(1,045)        $  5,826        $(21,219)
                                       ============= ===========  =================== ===========
Netincome/(loss) per share ...........    $  0.12       $ (0.08)        $   0.43        $  (1.54)
                                       ============= ===========  =================== ===========
Weighted average shares outstanding  .     13,732        13,795           13,534          13,785
                                       ============= ===========  =================== ===========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSICIARIES

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                  --------------------------
                                                                       1996         1997
                                                                  ------------- -----------
                                                                   (UNAUDITED)   (UNAUDITED)
                                                                   (AS RESTATED
                                                                   SEE NOTE 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss) ..............................................    $  5,826      (21,219)
 Adjustments to reconcile net income to net cash used in
  operating activities:
 Depreciation and amortization ..................................       1,185        3,502
 Change in the provision for customer allowances and doubtful
  accounts ......................................................         210        2,489
 Increase/(decrease) in deferred rent ...........................         153          (12)
Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable .....................      (8,291)       1,422
 (Increase)/decrease in inventories .............................      (7,557)      10,117
 Increase in prepaid expenses and other current assets  .........      (2,030)        (199)
 (Increase)/decrease in other assets ............................      (2,524)         346
 Increase in accounts payable and accrued expenses ..............       8,261       17,870
 Increase in refundable income taxes ............................          --       (3,740)
 Increase in prepaid income taxes ...............................        (671)          --
 Decrease in taxes payable ......................................        (182)          --
 Decrease in deferred tax asset .................................         380          534
 Decrease in deferred tax liability .............................        (243)        (735)
                                                                  ------------- -----------
  Net cash provided by/(used in) operating activities  ..........      (5,483)      10,375
                                                                  ------------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment .............................     (11,113)     (22,285)
                                                                  ------------- -----------
  Net cash used in investing activities .........................     (11,113)     (22,285)
                                                                  ------------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt ...................................        (229)        (266)
 Net proceeds from credit facility ..............................       5,198        6,693
 (Decrease)/increase in non-current liabilities .................         (24)         602
 Net proceeds from exercise of options ..........................         221          258
 Net proceeds from sale of common shares ........................      11,790           --
 Decrease in note receivable ....................................          --        2,250
                                                                  ------------- -----------
  Net cash provided by financing activities .....................      16,956        9,537
                                                                  ------------- -----------
Net increase/(decrease) in cash .................................         360       (2,373)
Cash at beginning of period .....................................          61        2,373
                                                                  ------------- -----------
Cash at September 30, ...........................................    $    421     $     --
                                                                  ============= ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
 Interest .......................................................    $    455     $  1,703
                                                                  ============= ===========
 Income taxes ...................................................    $  4,673     $     32
                                                                  ============= ===========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

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

NOTE 2 - PLANT ACQUISITION

         During the nine months ended September 30, 1997, the Company exercised its purchase option, by the cancellation of a $2,250,000 promissory note, to acquire a powder plant facility located in Chicago. Pursuant to the terms of a supply contract, this facility previously provided the Company with the facility's entire powder production output on an exclusive basis.

NOTE 3 - DEBT

         In December 1996, the Company entered into a credit facility (the "PNC Facility") with PNC Bank, N.A. ("PNC") consisting of a $20 million capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10 million traditional revolving facility. Borrowings under the PNC Facility bear interest, at the Company's option, at LIBOR plus .50% to 1.5% (7.07% as of September 30, 1997) or one percent below the prime rate of PNC. All amounts outstanding under the PNC Facility, as of September 30, 1997 (approximately $30.0 million), were subject to the 7.07% LIBOR-based interest rate. On March 24, 1997, the Company obtained a commitment from PNC and a second lender to replace the PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan") to acquire a distribution center in North Brunswick bearing interest at LIBOR + 1.5% (7.25% as of September 30, 1997), to be repaid from the anticipated proceeds of the replacement facility. The PNC Facility and Bridge Loan are secured by a substantial portion of the Company's assets. The PNC Facility, among other things, requires the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. At September 30, 1997, the Company was not in compliance with various covenants and other material provisions contained in the PNC Facility and the Bridge Loan, including all of the required financial covenants of the PNC Facility. In addition, based in part on the Company's performance in the first quarter of fiscal 1997, the commitment for the $55 million facility was withdrawn. As discussed below, the Company has executed a commitment letter with General Electric Capital Corporation ("GE Capital") for a credit facility totaling up to $52 million.

         On June 30, 1997, the Company obtained a forbearance agreement from PNC which provided that PNC would forbear exercising the rights and remedies available to it under the PNC Facility and Bridge Loan until July 7, 1997. Although the forbearance agreement has expired, PNC is continuing to cooperate with the Company during its current discussions with PNC and GE Capital to amend and/or replace the PNC Facility and Bridge Loan.

         In connection with these discussions, PNC has expressed a willingness to postpone a debt payment of $10 million to the first quarter of 1998 and the balance of the principal indebtedness to the second quarter of 1998, under terms and conditions which are currently being negotiated. The Company must obtain additional sources of financing in order to meet its anticipated near term commitments, including, to the extent the postponement is agreed to by PNC, the payment of the $10 million of debt being postponed until the first quarter of 1998. There can be no assurance that PNC will continue to cooperate with the Company and postpone the payment of amounts due PNC under the PNC Facility and Bridge Loan, or that the Company will be successful in obtaining the alternative sources of financing.

         In November 1997, the Company entered into a commitment letter with GE Capital to provide the Company with a credit facility totaling up to $52 million. The financing agreement would include a three year revolving credit facility of up to $45 million, subject to availability based on eligible accounts receivable and inventory; a three year term loan of $4 million with quarterly amortization payments; and a three year term loan of $3 million with quarterly amortization payments. The credit facility will be secured by substantially all the assets of the Company.

         The commitment by GE Capital to extend the credit facility is subject to various conditions, including among other things the satisfactory completion by GE Capital of its due diligence examination of the Company, evidence that USA Detergents will have excess Availability (as defined) of not less than $5 million at the time of the loan closing and the execution of definitive credit facility documentation. The commitment by GE Capital expires on January 31, 1998. There can be no assurance that the various conditions to the closing of the credit facility will be satisfied and that the facility will be available to the Company as expected.

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of September 30, 1997, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.10% at September 30, 1997). As a result of several factors, including those relating to the Company's historical financial statements, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. There can be no assurance that all such amounts in the future will not be declared immediately due and payable.

         In as much as the Company is not in compliance with the terms of the PNC Facility, the Bridge Loan and the EDA Loan, approximately $31.2 million of debt as of September 30, 1997 has been reclassified to current liabilities.

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

         On September 12, 1997, the Company became aware of a claim by the North Brunswick Water Company ("NBWC") covering, among other things, unpaid water and sewer charges aggregating approximately $5,000,000. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and requesting injunctive relief to prevent NBWC from taking any steps to discontinue service pending the resolution of the claim. Pursuant to a Consent Order dated October 21, 1997, the Company agreed to pay $535,000 to NBWC, subject to refund, pending the resolution of the matter. Through October 21, 1997, $279,627 of this amount has been paid. Based on a preliminary assessment made by independent counsel for the Company, of the underlying basis for NBWC's claim, management believes that the Company's obligation, if any, to NBWC will not have a significant impact on the Company's results of operations or financial position beyond amounts already provided.

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

NOTE 6 - STOCKHOLDERS' EQUITY

         During the nine months ended September 30, 1997, the Company obtained proceeds approximating $258,000 from the exercise of 42,459 stock options.

NOTE 7 - INCOME TAXES

         The income tax benefit for the three and nine month periods ended September 30, 1997 is less than the statutory rate due to a net operating loss carryforward of approximately $12,450,000 for which no benefit has been recognized.

NOTE 8 - NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents have not been included in the computation of net income per share as the impact is either not significant or, with respect to loss periods, anti-dilutive.

NOTE 9 - RESTATEMENT OF FINANCIAL INFORMATION

         The Company is in the process of restating its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors and irregularities discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to unrecorded vendor invoices, shipping cut-offs, vendor rebates, slotting costs and capitalized labor. The quarter and nine months ended September 30, 1996 will be restated principally for shipping cut-offs, slotting costs and the write-off of certain costs previously written-off in the fourth quarter of 1996.

         The impact of the restatements on the Company's balance sheets and statements of operations for the year ended December 31, 1996 and the three and nine months ended September 30, 1996 are summarized as follows:

                                    Year Ended             Year Ended          Three Months Ended      Three Months Ended
                                 December 31, 1996      December 31, 1996      September 30, 1996      September 30, 1996
                                 -----------------      -----------------      ------------------      ------------------
                                  (As originally          (As Restated)          (As originally           (As Restated)
                                     Reported)                                     Reported)
                                                                         (in thousands, except per share data)
Statement of Operations
-----------------------
Net sales                        $        174,031       $        172,424         $        48,105        $        47,447
Gross profit                               58,693                 50,926                  16,387                 15,079
Selling, general and
administrative                             43,046                 43,878                  11,057                 12,146

Operating income                           15,647                  7,048                   5,330                  2,993
Net income                                  8,867                  3,707                   3,152                  1,701
Net income per share             $            .65       $            .27         $           .23        $           .12

                                            December 31, 1996
                                  -----------------------------------------
                                  (As originally          (As Restated)
                                     Reported)
                                   (in thousands, except per share data)
Balance Sheet
-------------
Current assets                             64,976                 66,368
Total assets                               98,904                 98,476
Current liabilities                        24,414                 60,358
Total liabilities                          57,645                 62,377
Stockholders' equity                       41,259                 36,099

                    [RESTUBBED TABLE CONTINUED FROM ABOVE]


                                  Nine Months Ended    Nine Months Ended
                                 September 30, 1996   September 30, 1996
                                   (As originally        (As Restated)
                                      Reported)


Statement of Operations
-----------------------
Net sales                          $      125,087       $       124,220
Gross profit                               42,493                39,788
Selling, general and
administrative                             29,003                29,524

Operating income                           13,490                10,264
Net income                                  7,943                 5,826
Net income per share               $          .59       $           .43

                                           September 30, 1996
                                ------------------------------------------
                                   (As originally        (As Restated)
                                      Reported)
Balance Sheet
-------------
Current assets                             47,621                45,725
Total assets                               73,980                71,361
Current liabilities                        29,707                31,128
Total liabilities                          33,734                33,232
Stockholders' equity                       40,246                38,129

All comparisons to the three and nine months ended September 30, 1996 are based on amounts as restated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company is in the process of restating its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors and irregularities discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to unrecorded vendor invoices, shipping cut-offs, vendor rebates, slotting costs and capitalized labor. The quarter and nine months ended September 30, 1996 will be restated principally for shipping cut-offs, slotting costs, capitalized labor and the write-off of certain costs previously written-off in the fourth quarter of 1996.

The impact of the restatements on the Company's balance sheets and statements of operations for the year ended December 31, 1996 and the three and nine months ended September 30, 1996 are summarized as follows:

                                    Year Ended             Year Ended          Three Months Ended      Three Months Ended
                                 December 31, 1996      December 31, 1996      September 30, 1996      September 30, 1996
                                 -----------------      -----------------      ------------------      ------------------
                                  (As originally          (As Restated)          (As originally           (As Restated)
                                     Reported)                                     Reported)
                                                                         (in thousands, except per share data)
Statement of Operations
-----------------------
Net sales                        $        174,031       $        172,424         $        48,105        $        47,447
Gross profit                               58,693                 50,926                  16,387                 15,079
Selling, general and
   administrative                          43,046                 43,878                  11,057                 12,146
Operating income                           15,647                  7,048                   5,330                  2,993
Net income                                  8,867                  3,707                   3,152                  1,701
Net income per share             $            .65       $            .27         $           .23        $           .12

                                            December 31, 1996
                                  ----------------------------------------
                                  (As originally          (As Restated)
                                     Reported)
Balance Sheet
-------------
Current assets                             64,976                 66,368
Total assets                               98,904                 98,476
Current liabilities                        24,414                 60,358
Total liabilities                          57,645                 62,377
Stockholders' equity                       41,259                 36,099

                    [RESTUBBED TABLE CONTINUED FROM ABOVE]

                          Nine Months Ended    Nine Months Ended
                         September 30, 1996   September 30, 1996
                         ------------------   ------------------
                           (As originally        (As Restated)
                              Reported)

Statement of Operations
-----------------------
Net sales                  $      125,087       $       124,220
Gross profit                       42,493                39,788
Selling, general and
   administrative                  29,003                29,524
Operating income                   13,490                10,264
Net income                          7,943                 5,826
Net income per share       $          .59       $           .43

                                   September 30, 1996
                        ------------------------------------------
                           (As originally        (As Restated)
                              Reported)
Balance Sheet
-------------
Current assets                     47,621                45,725
Total assets                       73,980                71,361
Current liabilities                29,707                31,128
Total liabilities                  33,734                33,232
Stockholders' equity               40,246                38,129


All comparisons to the three and nine months ended September 30, 1996 are based on amounts as restated.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales for the three months ended September 30, 1997 increased 20.9% to $57.3 million from $47.4 million for the three months ended September 30, 1996. The increase is primarily the result of an increase in unit sales of laundry products and candles.

         Gross profit increased 7.9% to $16.3 million in the three months ended September 30, 1997 from $15.1 million for the comparable period in 1996. Gross profit decreased as a percentage of net sales to 28.4% in the three months ended September 30, 1997 from 31.8% for the comparable period in 1996. The decrease in gross profit as a percentage of net sales was primarily attributable to additional costs of 4.1% as a percentage of net sales relating to increased levels of warehouse, distribution and freight-in costs associated with the expansion of the business from a local single-plant operation to a national multi-plant manufacturer. These unanticipated increased costs, which began in the latter part of 1996, continued to have a significant impact on the first three quarters of 1997. The decrease in gross profit as a percentage of net sales was partially offset by a decrease in materials of .4% as percentage of net sales.

         Selling, general and administrative expenses increased 36.3% to $16.6 million in the three months ended September 30, 1997 from $12.1 million for the comparable period in 1996. As a percentage of net sales, these expenses increased to 29.0% in the three months ended September 30, 1997 from 25.6% for the comparable period in 1996. The increase as a percentage of net sales was primarily due to increases of 2.1% in marketing funds, (co-op advertising, promotional allowances and slotting amortization) .7% in freight to customers,
 .3% in commissions and .2% in administrative personnel.

         Interest expense-net increased to $.8 million in the three months ended September 30, 1997 from $.2 million for the comparable period in 1996, primarily as a result of higher average outstanding borrowings.

         There was no income tax benefit for the three months ended September 30, 1997 compared to a provision which approximates 38.6% for the three months ended September 30, 1996. This decrease principally relates to a net operating loss carryforward of approximately $12,450,000 for which no benefit has been recognized.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales for the nine months ended September 30, 1997 increased 39.3% to $173.0 million from $124.2 million for the nine months ended September 30, 1996. The increase is primarily the result of an increase in unit sales of laundry products and candles.

         Gross profit decreased 10.0% to $35.8 million in the nine months ended September 30, 1997 from $39.8 million for the comparable period in 1996. Gross profit decreased as a percentage of net sales to 20.7% in the nine months ended September 30, 1997 from 32.0% for the comparable period in 1996. The decrease as a percentage of net sales was primarily attributable to an increase in material and labor costs of 5.0% and 1.4% of net sales, respectively, due to manufacturing inefficiencies caused by a high level of production line changeovers to meet customer demands, inefficient production runs during the start up and validation of new production lines, the write-down of raw materials and finished goods inventory associated with discontinued product in the second quarter and sales of close-out products at reduced sales value. The decrease in gross profit as a percentage of net sales was also affected by additional costs of 5.1% as a percentage of net sales relating to increased levels of warehouse, distribution and freight-in costs, associated with the expansion of the business from a local single-plant operation to a multi-plant national manufacturer. These unanticipated increased costs, which began in the latter part of 1996, continued to have a significant impact on the results of operations for the first nine months of 1997.

         Management has implemented various cost reduction programs during the second and third quarter of 1997, the benefits from which have begun to be realized in the third quarter of 1997 and are expected to continue to be realized in future periods. Such programs include the shut-down of the Company's Edison candle facility, consolidation of candle manufacturing operations in North Brunswick, reduction in temporary labor, automation of manufacturing facilities related to spray products, product rationalization, increased use of high speed fillers and cartoners and improved production planning and control.

         Selling, general and administrative expenses increased 92% to $56.7 million in the nine months ended September 30, 1997 from $29.5 million for the comparable period in 1996. As a percentage of net sales, these expenses increased to 32.8% in the nine months ended September 30, 1997 from 23.8% for the comparable period in 1996. The increase as a percentage of net sales was primarily due to increases of 6.4% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 1.4% in freight to customers, .7% in professional fees and .7% in administrative personnel.

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

         Interest expense-net increased to $1.9 million in the nine months ended September 30, 1997 from $.5 million for the comparable period in 1996, primarily as a result of higher average outstanding borrowings.

         The income tax benefit for the nine months ended September 30, 1997 approximates 15.6% compared to a provision which approximates 40.4% for the nine months ended September 30, 1996. This decrease principally relates to a net operating loss carry forward of approximately $12,450,000 for which no benefit has been recognized.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements principally arise from the funding of working capital needs which include inventory, accounts receivable, capital expenditures and debt service.

         In December 1996, the Company entered into a credit facility (the "PNC Facility") with PNC Bank, N.A. ("PNC") consisting of a $20 million capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10 million traditional revolving facility. Borrowings under the PNC Facility bear interest, at the Company's option, at LIBOR plus .50% to 1.5% (7.07% as of September 30, 1997) or one percent below the prime rate of PNC. All amounts outstanding under the PNC Facility, as of September 30, 1997 (approximately $30.0 million), were subject to the 7.07% LIBOR-based interest rate. On March 24, 1997, the Company obtained a commitment from PNC and a second lender to replace the PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan") to acquire a distribution center in North Brunswick bearing interest at LIBOR + 1.5% (7.25% as of September 30, 1997), to be repaid from the anticipated proceeds of the replacement facility. The PNC Facility and Bridge Loan are secured by a substantial portion of the Company's assets. The PNC Facility, among other things, requires the

Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. At September 30, 1997, the Company was not in compliance with various covenants and other material provisions contained in the PNC Facility and the Bridge Loan, including all of the required financial covenants of the PNC Facility. In addition, based in part on the Company's performance in the first quarter of fiscal 1997, the commitment for the $55 million facility was withdrawn. As discussed below, the Company has executed a commitment letter with General Electric Capital Corporation ("GE Capital") for a credit facility totaling up to $52 million.

         On June 30, 1997, the Company obtained a forbearance agreement from PNC which provided that PNC would forbear exercising the rights and remedies available to it under the PNC Facility and Bridge Loan until July 7, 1997. Although the forbearance agreement has expired, PNC is continuing to cooperate with the Company during its current discussions with PNC and GE Capital to amend and/or replace the PNC Facility and Bridge Loan.

         In connection with these discussions, PNC has expressed a willingness to postpone a debt payment of $10 million to the first quarter of 1998 and the balance of the principal indebtedness to the second quarter of 1998, under terms and conditions which are currently being negotiated.

The Company must obtain additional sources of financing in order to meet its anticipated near term commitments, including, to the extent the postponement is agreed to by PNC, the payment of the $10 million of debt being postponed until the first quarter of 1998. There can be no assurance that PNC will continue to cooperate with the Company and postpone the payment of amounts due PNC under the PNC Facility and Bridge Loan, or that the Company will be successful in obtaining the alternative sources of financing.

         In November 1997, the Company entered into a commitment letter with GE Capital to provide the Company with a credit facility totaling up to $52 million. The financing agreement would include a three year revolving credit facility of up to $45 million, subject to availability based on eligible accounts receivable and inventory; a three year term loan of $4 million with quarterly amortization payments; and a three year term loan of $3 million with quarterly amortization payments. The credit facility will be secured by substantially all the assets of the Company.

         The commitment by GE Capital to extend the credit facility is subject to various conditions, including among other things the satisfactory completion by GE Capital of its due diligence examination of the Company, evidence that USA Detergents will have excess Availability (as defined) of not less than $5 million at the time of the loan closing and the execution of definitive credit facility documentation. The commitment by GE Capital expires on January 31, 1998. There can be no assurance that the various conditions to the closing of the credit facility will be satisfied and that the facility will be available to the Company as expected.

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of September 30, 1997, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.10% at September 30, 1997). As a result of several factors, including those relating to the Company's historical financial statements, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. There can be no assurance that all such amounts in the future will not be declared immediately due and payable.

         In as much as the Company is not in compliance with the terms of the PNC Facility, the Bridge Loan and the EDA Loan, approximately $31.2 million of debt as of September 30, 1997 has been reclassified to current liabilities.

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

         During the nine months ended September 30, 1997, the Company exercised its purchase option, by the cancellation of a $2,250,000 promissory note, to acquire a powder plant facility located in Chicago. Pursuant to the terms of a supply contract, this plant previously provided the Company with the facility's entire powder production output on an exclusive basis.

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

Pursuant to a Consent Order dated October 21, 1997, the Company agreed to pay $535,000 to NBWC, subject to refund, pending the resolution of the matter. Through October 21, 1997, $279,627 of this amount has been paid. Based on a preliminary assessment made by independent counsel for the Company, of the underlying basis for NBWC's claim, management believes that the Company's obligation, if any, to NBWC will not have a significant impact on the Company's results of operations or financial position beyond amounts already provided.

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

         During the nine months ended September 30, 1997, the Company obtained proceeds approximating $258,000 from the exercise of 42,459 stock options.

         At September 30, 1997, the Company's working capital deficiency was $31.3 million compared to restated working capital of $6.0 million at December 31, 1996. The decrease in working capital was primarily attributable to operating losses adjusted for, among other things, an increase in accounts payable and accrued expenses of $17.9 million, a decrease in inventory of $10.1 million, an increase in bank debt of $6.7 million, a decrease in cash of $2.4 million, a decrease in net accounts receivable of $3.9 million and an increase in refundable income taxes of $3.7 million.

         Net cash provided by operating activities for the first nine months of 1997 was $10.4 million compared to net cash used in operating activities of $5.5 million for the comparable period of 1996. The increase in cash provided by operating activities resulted primarily from operating losses of $21.2 million offset by a decrease in inventory of $10.1 million, an increase in accounts payable and accrued expenses of $17.9 million, a decrease in accounts receivable of $1.4 million, an increase in refundable income taxes of $3.7 million, depreciation of $3.5 million and an increase in provisions for customer allowances and doubtful accounts of $2.5 million.

         Net cash used in investing activities for the nine months ended September 30, 1997 was $22.3 million relating primarily to the acquisition of a distribution center, a powder production facility and production equipment.

The Company anticipates that capital expenditures for the balance of 1997 will be between $2 million and $4 million, which includes expenditures to upgrade the Company's North Brunswick, New Jersey distribution facility, enhance the Company's information systems and limited expenditures associated with the Company's other manufacturing and distribution capabilities.

         The increase provided by financing activities in the current nine month period was $9.5 million which resulted primarily from a net increase in bank debt of $6.7 million, cancellation of notes receivable of $2.3 million related to the acquisition of a powder plant facility located in Chicago and an increase of $.6 million in non-current liabilities related to the acquisition of management information systems.

                  For the nine months ended September 30, 1997, the Company has experienced significant operating losses relating to, among other things, its geographic expansion of its manufacturing and distribution facilities. In addition, the Company has also experienced difficulty in meeting its liquidity needs. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for the remaining three months of 1997 includes continuing its cost reduction programs. Such programs include the shut-down of the Company's Edison candle facility, consolidation of candle manufacturing operation in North Brunswick, reduction in temporary labor, automation of manufacturing facilities related to spray products, production rationalization; increased use of high speed fillers and cartoners and improved production planning and control. Management believes that the corrective actions taken through September 30, 1997 and the ongoing cost reduction programs currently in place, will have a positive impact on operating results for the balance of 1997 and enable the Company to return to profitability in the fourth quarter of 1997 or the first quarter of 1998. Additionally, management is optimistic about its ability to reach a satisfactory interim understanding with PNC and to ultimately replace the PNC Facility and Bridge Loan with a permanent financing facility which will more adequately support ongoing operations, debt service and capital expenditure requirements. There can be no assurance that the Company will be successful in these efforts.

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

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; the inability to reduce expenses to a level commensurate with revenues; and the inability to negotiate acceptable credit terms with current or prospective lenders. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward looking statements with respect to the business of the Company, including prospective financing arrangements. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings:

            Reference is made to the Company's Report on Form 10-Q for the quarter ended June 30, 1997. See also Item 2 of this report for a description of legal proceedings.

Item 2.     Changes in Securities:
            None

Item 3.     Defaults Upon Senior Securities:
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

            27 Financial Data Schedule.

            (b) Reports on Form 8-K

            During the quarter for which this report is filed, the Company filed the following Current Reports on Form 8-K:

                 1. Report dated August 12, 1997, attaching a press release regarding the discovery of a number of errors in the Company's 1996 financial statements requiring the restatement of such financial statements and the Company's inability to file its report on Form 10-Q containing the Company's 1997 second quarter results until a review was completed.

                 2. Report dated August 12, 1997, attaching a press release regarding the postponement of the Company's Annual Meeting.

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