Form 10-K/A
period 1996-12-31
USA DETERGENTS INC
filed 1998-03-17
CIK 946816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

                               AMENDMENT NO.2 TO
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________

                          Commission File No. 0-26568

                              USA DETERGENTS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            11-2935430
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

     1735 Jersey Avenue
  North Brunswick, New Jersey                                      08902
--------------------------------                            -------------------
    (Address of principal                                        (Zip Code)
      executive offices)

Registrant's telephone number, including area code:  (732) 828-1800

Securities registered pursuant to
Section 12(b) of the Act:                                Name of each exchange
    Title of each class                                  on which registered

           None                                             Not Applicable
        ----------                                       --------------------

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's Common Stock, as of March 3, 1998, was 13,815,654 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the closing price of such stock on the Nasdaq National Market on March 3, 1998 and the assumption for this computation only that all directors and executive officers are affiliates) was $137,252,184.

         Unless otherwise indicated, all information in this Form 10-K/A has been adjusted to reflect (i) a reorganization of the company into a Delaware corporation effected in August 1995, (ii) the issuance of approximately 88,167 shares of Common Stock for each share of Common Stock of the Company's predecessor in connection with the reorganization and (iii) a 3-for-2 stock split effected in the form of a 50% stock dividend paid on February 9, 1996 (the "Stock Split"). Unless the context otherwise requires, the "Company" or "USA Detergents" shall mean USA Detergents, Inc., its wholly-owned subsidiaries and its predecessor to the reorganization.

         The Company's quarterly and annual operating results are affected by a wide variety of other factors that could materially and adversely affect actual results, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; the inability to reduce expenses to a level commensurate with revenues; and the inability to negotiate acceptable credit terms with current or prospective lenders. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward looking statements with respect to the business of the Company, including prospective financing arrangements. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

         This Report on Form 10-K/A is being filed to amend and restate Items 1-3, 6-8 and 10-11 of the Company's Report on Form 10-K filed March 31, 1997, as amended by the Company's Report on Form 10-K/A filed April 29, 1997 (the "Filed Reports"). Although not inaccurate at the time of filing of the Filed Reports, certain Items contained in this Report on Form 10-K/A are being presented as of a more recent date to reflect changes which may have occurred in the Company's business operations or condition since the filing of the Filed Reports.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         USA Detergents is a leading manufacturer and marketer of quality nationally distributed value brand laundry and household cleaning products. The Company currently markets its products in eight laundry and household product categories and features twelve distinct value brands. Two of the Company's brands, XTRA(Registered Trademark) and Nice'n FLUFFY(Registered Trademark), currently rank among the ten largest brands in their respective product categories in terms of total retail sales in the United States. XTRA(Registered Trademark) and Nice'n FLUFFY(Registered Trademark) represented 60% and 21%, respectively, of the Company's net sales in 1996. The Company sells its products to large and small retailers throughout the United States including supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores, such as Wal-Mart, Consolidated Stores, K-Mart, Walgreens, Super Value and Fleming Corp.

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

Further Market Penetration

         The Company focuses its sales efforts on supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores, particularly those whose retailing philosophy closely corresponds to the Company's high value, low cost marketing philosophy. The Company intends to continue increasing its market penetration by distributing its products through additional supermarkets, as well as other retail outlets. For 1996, Information Resources, Inc. Retail Review data indicates that the Company's XTRA(Registered Trademark) liquid laundry detergent and Nice'n FLUFFY(Registered Trademark) liquid fabric softener were sold to retailers representing 63.6% and 64.0%, respectively, of all commodity volume ("ACV") distribution within the food, drug and mass merchants sector, up from 46.0% and 44.6%, respectively, in 1995. ACV distribution for a product represents the percentage of food, drug and mass merchant retail outlets (as measured by aggregate retail sales) which sold that product during a specified time period in the United States. The Company intends to use the access to retailers it has gained through the success of its XTRA(Registered Trademark) and Nice'n FLUFFY(Registered Trademark) brands to increase the penetration of its other products through these existing retail outlets.

Controlled Expansion of Product Line

         The Company introduced 15 new products in 1995 and 38 new products in 1996, including re-formulations and alternate sizes. Net sales of products introduced in 1996 were $37 million or 21% of net sales for the year ended December 31, 1996.

PRODUCTS

         The Company currently sells its products primarily in eight Household Product categories under twelve distinct brand names. The Company's products include the following:

         PRODUCT CATEGORY                   PRIMARY COMPANY BRANDS
         ----------------                   ----------------------

         Liquid Laundry Detergent           XTRA(Registered Trademark)

         Powder Laundry Detergent           XTRA(Registered Trademark)

         Liquid Fabric Softener             Nice'n FLUFFY(Registered Trademark)

         Fabric Softener Sheets             Nice'n FLUFFY(Registered Trademark)

         Household Cleaners                 Captain Shine(Registered Trademark),
                                            Touch of Glass(Registered
                                            Trademark), Swiss Pine(Registered
                                            Trademark), Tile Action(Trademark),
                                            Fabulous(Trademark), Plumber's
                                            Aid(Trademark)

         Dish Detergent                     XTRA(Registered Trademark) Plus,
                                            Crystal Shine(Registered Trademark)

         Personal Soap Products             Fine Care(Registered Trademark)

         Air Fresheners                     Country Air(Trademark)

         Automotive Products                Speedway(Registered Trademark)

         The Company's laundry detergents and fabric softeners accounted for an aggregate of approximately 81% and 85% of the Company's net sales in 1995 and 1996, respectively, with XTRA(Registered Trademark) liquid laundry detergent accounting for 52% and 47% of net sales in these periods, respectively. The Company's financial results and condition are substantially dependent on the continued success and growth of sales of these products. A number of factors could limit sales by the Company of these products, or the pr.ofitability of such sales, including competitive efforts by other manufacturers of similar products, shifts in consumer preferences or introduction and acceptance of alternative product offerings.

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

MARKETING AND DISTRIBUTION

         The Company sells its products to large and small retailers throughout the United States. The Company's various branded products historically have been sold primarily to supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores. Significant customers of the Company include Wal-Mart, Consolidated Stores, K-Mart, Walgreens, Super Value and Fleming Corp. The following table sets forth the Company's net sales for fiscal 1994, 1995 and 1996 by retail distribution channel:

                                                PERCENTAGE OF NET SALES
                                                -----------------------
         DISTRIBUTION CHANNEL                 1994        1995        1996
         --------------------                 ----        ----        ----
         Supermarkets                         25.4%       32.1%       40.6%
         Mass Merchandisers                   20.8        29.0        27.5
         Variety and Dollar Stores            34.2        24.5        16.8
         Drug Stores                          10.5         8.8         9.8
         Small Grocery and Other               9.1         5.6         5.3
                                             ------      ------      ------
           Total                             100.0%      100.0%      100.0%
                                             ======      ======      ======

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

         Substantially all product distribution is centralized at the Company's facilities in New Jersey and in Missouri, with the exception of subcontracted products which are usually distributed directly to retailers from the subcontractors by freight companies selected by the Company. Products generally are delivered to a retailer's distribution center, although the Company distributes products representing a limited amount of net sales directly to retail outlets. Substantially all of the Company's products are delivered by independent trucking companies.

         Beginning in the latter part of the third quarter of 1996, the Company experienced distribution difficulties and late customer deliveries primarily attributable to the Company's continuing rapid growth in sales and the assimilation of three new manufacturing and distribution facilities. The effect of these factors was to increase the costs associated with plant integration, distribution and customer returns and allowances, thus having a material adverse effect on the results of the Company's operations for 1996. While the Company is working with its customers to establish and assure efficient distribution, there can be no assurance that such efforts will be successful or that similar or new problems with distribution will not occur in the future.

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

         For the year ended December 31, 1996, the Company purchased approximately 52% of its liquid chemicals from two suppliers, Stepan Company and Henkel Corporation, and purchased 27% of its powder detergent from Cap City Products Company, Inc. The balance of the Company's powder detergent was produced at a now-owned facility in Chicago. Previously, the Company had entered into a management agreement with the prior owner of the facility pursuant to which the Company maintained manufacturing control, and a supply agreement pursuant to which the Company purchased all of the supplier's output. See Note 5 to "Notes to Consolidated Financial Statements."

         Substantially all of the bottles used by the Company during 1996 at its manufacturing facility were purchased from Owens-Illinois Closure Inc. ("Owens-Illinois"). The Owens-Illinois plant used in connection with the manufacture of such bottles is located near the Company's manufacturing facility and the majority of the Owens-Illinois plant's production is dedicated to the Company. The Company has entered into a supply agreement expiring January 31, 2001 with Owens-Illinois pursuant to which the Company has agreed to purchase substantially all of its plastic bottle packaging requirements from Owens-Illinois in return for Owens-Illinois' agreement to dedicate certain of its machinery to meet the Company's packaging requirements and provide additional machinery if necessary. Owens-Illinois also has agreed to use its best efforts to expand its capacity to meet the Company's continued growth in exchange for the Company's continuing commitment to purchase bottles from Owens-Illinois. Certain molds used to manufacture the Company's packaging are not owned by the Company.

         In January 1996, the Company entered into a lease for a facility located adjacent to Owens-Illinois' facility in Edison, New Jersey. Until recently, this facility was used for the manufacture of its scented candle air freshener products and additional warehouse and distribution capacity. In May 1997, the Company, as part of its cost reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operation to the Company's North Brunswick, New Jersey facility. In addition, in 1997 the Company purchased a new facility adjacent to its existing North Brunswick, New Jersey facility to consolidate its East Coast warehousing operations. See Item
2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring Costs."

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

INVENTORY PRACTICE AND ORDER BACKLOG

         The Household Products industry is generally characterized by prompt delivery of products by suppliers. The Company strives to maintain the time between the Company's receipt of a customer's order and shipment to the customer at one to seven business days. The Company generally maintains between two and ten days of finished product inventory. As a result of the short lead time between the order and delivery of its products, the Company does not maintain a significant backlog. In 1997, the Company experienced distribution difficulties attributable to the Company's continuing rapid growth in sales. See "-- Marketing and Distribution."

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

         The Company estimates, based on Information Resources, Inc. Retail Review data for the year ended December 31, 1996, that the two largest suppliers in the laundry and household cleaning products industry held approximately 54%, in the aggregate, of the domestic market for such products in 1996. These two suppliers, Procter & Gamble Co. and Unilever N.V., accounted for an aggregate of approximately 72% and 85% of 1996 domestic retail sales of liquid laundry detergents and liquid fabric softeners, respectively. These two product categories accounted for 47% and 21%, respectively, of the Company's net sales in 1996.

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

ENVIRONMENTAL REGULATION

         The Company is subject to various federal, state and local environmental laws and regulations, including those relating to wastewater discharge, air quality and the storage, handling and disposal of a variety of substances. Some of the chemicals used by the Company and stored at its manufacturing facility are materials regulated by federal or state environmental protection agencies. While the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditure requirements for environmental compliance because of continually changing compliance standards and technology. Consequently, unforeseen expenditures required to comply with such laws and regulations, including unforeseen environmental liabilities, could have a material adverse effect on the Company's business. The Company maintains $6.0 million of insurance coverage for environmental liabilities. See Item 2. "Properties."

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers and significant employees of the Company as of March 3, 1998:

NAME                  AGE     POSITION
----                  ---     --------
Uri Evan              61      Chairman of the Board; Chief Executive Officer,
                              Interim President
Richard D. Coslow     55      Vice President of Finance; Chief Financial
                              Officer; Treasurer
Frank Corella         52      Vice President of Sales and Marketing
Daniel Bergman        39      Vice President; Director of New York Metro Sales;
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

         RICHARD D. COSLOW has been Senior Vice President and Chief Financial Officer of the Company since April 1997. From 1984 to 1997, he was Vice President and Controller for Toshiba America Consumer Products, Inc., an international diversified consumer products company. From 1982 to 1984, he was Vice President of Finance for Endless Energy, Inc. and Jocelyn Management, Inc. From 1980 to 1982 he served as Vice President and Controller for Mego International, Inc. From 1967 to 1980 he held various positions with Deloitte and Touche including Senior Audit Manager. Mr. Coslow is a Certified Public Accountant.

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

ITEM 2.  PROPERTIES

         The Company currently conducts its operations principally from a 360,000 square foot facility located in North Brunswick, New Jersey. The Company's executive offices and its manufacturing, office support, and receiving and shipping departments are all located in that facility. The lease relating to such facility expires in 2004, subject to two five-year extensions. For the fiscal year ended December 31, 1996, the Company recorded rent expense of approximately $1.3 million.

         In January 1996, the Company entered into a lease for a 175,000 square foot facility located in Edison, New Jersey. This facility originally was used by the Company or the manufacture of the Company's scented candle air freshener products and for additional warehouse and distribution capacity. The lease relating to such facility expires in 2001, subject to one five-year extension, and provides for an annual rental of $568,750. In May 1997, the Company, as part of its cost reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operation to the Company's North Brunswick, New Jersey facility. In August 1996, the Company purchased a 360,000 square foot facility located near Kansas City, Missouri for the production of additional liquid laundry products and distribution. The Company also leases seven additional sales offices throughout the United States. In addition, in 1997, the Company purchased a 650,000 square foot facility in North Brunswick, New Jersey, adjacent to the Company's existing facility. This facility is utilized as part of the Company's consolidation of its entire East Coast warehousing and distribution operation. This property is currently the subject of an Administrative Consent Order issued by the New Jersey Department of Environmental Protection (the "NJDEP"), relating to the remediation of certain hazardous wastes which were discharged onto the property by the seller. The seller has undertaken substantial remediation efforts to date to clear the property of these hazardous wastes and has posted a bond with the NJDEP to secure the costs to continue such clean-up activities. In addition, the seller has provided the Company with an undertaking to complete the clean-up of the property to the standards required by the NJDEP, and a complete indemnity against any claims or obligations to clean up the property which may be asserted against the Company and which arise from any hazardous wastes that existed on the property on the date the Company acquired the property. While the Company believes it has taken adequate steps to protect its interests, there can be no assurance that the Company will not incur costs in connection with environmental matters concerning the property.

         During June 1997, the Company exercised its purchase option, by the cancellation of a $2,250,000 promissory note, to acquire a powder plant facility located in Chicago. This facility provides the Company with its entire powder production requirements. As part of the transaction, the Company assumed a land lease upon which the Company's Chicago operations are located. The lease, which expires in 2080, provides for rent to be paid annually in the amount of $1,000 plus a variable amount adjusted for inflation. The total rent paid for the year ended December 31, 1997 was approximately $9,000.

ITEM 3.  LEGAL PROCEEDINGS

         The description of the Company's Legal Proceedings has changed substantially since the end of the period to which this Report on Form 10-K/A relates and, consequently, a discussion of such items as of December 31, 1996 is not deemed to be relevant to an evaluation of the Company. The following is a description of "Item 3 - Legal Proceedings" as of December 31, 1997:

         On May 5, 1997, a securities class action lawsuit entitled Feldbaum v. USA Detergents, Inc. et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors; the Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc. et al., No. 97-2459, was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Since the Einhorn lawsuit was filed, twelve additional securities class action lawsuits have been filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purport to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally allege that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions assert that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The class actions do not specify an amount of damages. In June and July 1997, the U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re USA Detergents, Inc. Securities Litigation, Master File No. 97-CV-2459 (MTB), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel. Lead plaintiffs are expected to file a consolidated amended class action complaint within thirty days after the Company issues its restated financial statements, (which issuance will occur upon the filing of this Report on Form 10-K/A). The Company intends to defend this action vigorously. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

         On September 12, 1997, the Company became aware of a claim by the North Brunswick Water Company ("NBWC") covering, among other things, unpaid water and sewer charges aggregating approximately $5,000,000. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and requesting injunctive relief to prevent NBWC from taking any steps to discontinue service pending the resolution of the claim. Pursuant to a Consent Order dated October 21, 1997, the Company paid $532,118 to NBWC, subject to refund, pending the resolution of the matter. Based on a preliminary assessment made by independent counsel for the Company of the underlying basis for NBWC's claim, management believes that the Company's obligation, if any, to NBWC will not have a significant impact on the Company's results of operations or financial position beyond amounts already paid.

                                    PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (IN THOUSANDS EXCEPT PER SHARE DATA)

         The following selected financial data are derived from the audited consolidated financial statements of the Company. The consolidated financial statements for the years ended December 31, 1994, 1995 and 1996 (As Restated) have been audited by Deloitte & Touche LLP, and their report dated October 30, 1997 (January 5, 1998 as to Note 5, February 25, 1998 and March 2, 1998 as to
Note 4) appears elsewhere herein. The selected financial data for the years ended December 31, 1992 and 1993 was derived from financial statements audited by Goldstein Golub Kessler & Company, P.C. and the balance sheet data for the year ended December 31, 1994 were derived from financial statements audited by Deloitte & Touche LLP. The report of Goldstein Golub Kessler & Company for 1993 and 1992 does not appear in this Annual Report. No cash dividends, other than S corporation distributions, were paid for any years presented.

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                          1992         1993        1994         1995            1996
                                                          ----         ----        ----         ----            ----
                                                                                                           (AS RESTATED(3))
INCOME STATEMENT DATA:
Net sales                                                $21,860     $46,939      $68,663     $104,878        $172,424
Cost of goods sold                                        16,941      36,896       51,588       72,921         121,498
                                                        --------    --------      -------      -------        --------
Gross profit                                               4,919      10,043       17,075       31,957          50,926
Selling, general and administrative expenses               3,893       8,445       12,182       22,232          43,878
Non-recurring expenses(1)                                    398         893           --           --              --
                                                        --------    --------      -------      -------        --------
Income from operations                                       628         705        4,893        9,725           7,048
Interest expense-net                                         192         383          543          544             868
                                                        --------    --------      -------      -------        --------
Earnings before income tax                                   436         322        4,350        9,181           6,180
Income tax provision                                          --          22           83        2,156           2,473
                                                        --------    --------      -------      -------        --------
Net income                                              $    436    $    300      $ 4,267      $ 7,025        $  3,707
                                                        ========    ========      =======      =======        ========
Net income per share                                                                                         $     .27
                                                                                                             =========
Weighted average number of shares outstanding                                                                   13,589
                                                                                                             =========

PRO FORMA INCOME STATEMENT DATA(2):

Earnings before income tax as reported                                            $ 4,350      $ 9,181
Pro forma income tax provision                                                      1,689        3,756
                                                                                  -------      -------
Pro forma net income                                                              $ 2,661      $ 5,425
                                                                                  =======      =======
Pro forma net income per share                                                    $   .22      $   .43
                                                                                  =======      =======
Weighted average number of shares outstanding                                      11,915       12,494
                                                                                  =======      =======

                                                         DECEMBER 31,
                                                         ------------
                                  1992        1993         1994         1995            1996
                                  ----        ----         ----         ----            ----
                                                                                 (AS RESTATED(3))
Working capital (deficit)       $1,192      $ (30)      $ 5,154      $11,132         $35,321
Total assets                     9,308      19,718       24,449       40,590          98,476
Short-term debt                  1,893       4,425        3,860        7,320           5,819
Long-term debt                   2,142       4,563        6,180        1,830          29,311
Stockholders' equity             1,050       1,850        5,880       20,292          36,099

-------------------
(1) Consists of loss on theft of inventory of $398,000 in 1992, and plant relocation expense of $474,000 and loss on theft of inventory of $419,000 in 1993.
(2) Pro forma net income represents net income less a provision for income taxes that would have been required had the Company been taxed as a C corporation during the entire period presented. The Company elected to be treated as a Subchapter S corporation until August 10, 1995 (one day prior to the closing of the Company's initial public offering (the "1995 IPO")), and, as a result, was not subject to federal and certain state income taxes prior to that time. No pro forma adjustments have been made for additional compensation expense paid to the existing stockholders of the Company who are officers of the Company associated with the termination of the Company's S corporation status in connection with the 1995 IPO or for a reduction in interest expense relating to the assumed pay down of borrowings under the Company's then existing working capital line of credit with the net proceeds of the 1995 IPO, because the net effect of such adjustments is not material. See Note 1 of "Notes to Consolidated Financial Statements" for the years ended December 31, 1994, 1995, and 1996. (3) See Note 11 of "Notes to Consolidated Financial Statements" for the years ended December 31, 1994, 1995 and 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain income statement data expressed as a percentage of net sales. Certain column totals set forth may not add due to rounding.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------

                                                     1995             1994             1996
                                                     ----             ----             ----
                                                                                   (AS RESTATED)
Net sales                                           100.0%           100.0%            100.0%
Cost of goods sold                                   75.1             69.5              70.5
                                                   -------          ------             ------
Gross profit                                         24.9             30.5              29.5
Selling, general and administrative expenses         17.7             21.2              25.4
Non-recurring expenses                                 --               --                --
                                                   -------          ------             ------
Income from operations                                7.1              9.3               4.1
Interest expense-net                                  0.8              0.5               0.5
                                                   -------          ------             ------
Earnings before income taxes                          6.3              8.8               3.6
Income tax provision                                  0.1              2.1               1.4
                                                   -------          ------             ------
Net income                                            6.2%            6.7%               2.2%
                                                   =======          ======             ======

Year Ended December 31, 1996 (Restated) Compared to Year Ended December 31,
1995

         Net sales in the year ended December 31, 1996 increased 64.4% to $172.4 million from $104.9 million in the year ended December 31, 1995. The increase was primarily the result of an increase in unit sales of laundry products and, to a lesser extent, the introduction of new products and additional product sizes.

         Gross profit increased 59.4% to $50.9 million in the year ended December 31, 1996 from $32.0 million in the prior year. Gross profit decreased as a percentage of net sales to 29.5% in 1996 from 30.5% in the prior year, primarily as a result of higher costs associated with integrating the Company's Chicago, Kansas City and Edison, New Jersey facilities, partially offset by improvement in labor efficiencies and purchasing improvements, and an increase as a percentage of net sales in unit sales of higher margin laundry products.

         Selling, general and administrative expenses increased 97.4% to $43.9 million in the year ended December 31, 1996 from $22.2 million in the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 25.4% in 1996 from 21.2% in the prior year. The increase as a percentage of net sales was due primarily to a 1.6% increase in freight costs arising out of distribution inefficiencies, an increase of 2.7% in marketing funds, co-op advertising, promotional allowance and slotting amortization, and an increase of .4% in bad debts and .2% in commissions, partially offset by a decrease of .7% in salaries.

         Income from operations decreased 27.5% to $7.0 million in the year ended December 31, 1996 from $9.7 million in the prior year. As a percentage of net sales, income from operations decreased to 4.1% in 1996 from 9.3% in the prior year as a result of higher selling, general and administrative expenses.

         Interest expense-net increased to $868,000 in the year ended December 31, 1996 from $544,000 in the prior year due to increased borrowings to fund higher levels of inventories and accounts receivable resulting from increased sales. As a percentage of sales, interest expense-net was unchanged at 0.5%.

         Earnings before income taxes decreased to $6.2 million in the year ended December 31, 1996 from $9.2 million in the prior year. As a percentage of net sales, earnings before income taxes decreased to 3.6% in 1996 from 8.8% in the prior year.

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

         Gross profit increased 87.2% to $32.2 million in the year ended December 31, 1995 from $17.1 million in the prior year. Gross profit increased as a percentage of net sales to 30.5% in the year ended December 31, 1995 from 24.9% in the prior year. The increase as a percentage of net sales was primarily attributable to the installation, in January 1995, of improved manufacturing equipment, which had a positive impact on labor efficiency and reduced product over-fills, and an increase as a percentage of net sales in unit sales of higher margin laundry products.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company's working capital increased to $35.3 million from $11.1 million at December 31, 1995. The primary reasons for the increase include higher levels of inventory and accounts receivable. At December 31, 1996, net accounts receivable was $27.3 million, an increase of $12.0 million from December 31, 1995 primarily attributable to increased sales volume in 1996. At December 31, 1996, inventory was $28.8 million, an increase of $20.4 from December 31, 1995, primarily attributable to increased sales volume and inventory imbalances caused by problems in distribution. These changes were partially offset by an increase in accounts payable and accrued expenses of $16.5 million to $25.2 million at December 31, 1996.

         Net cash used in operating activities in 1996 and 1995 was ($16.9) million and ($412,000), respectively. Decreases in cash provided by operating activities in 1996 relate primarily to the increase in inventory and accounts receivable. The decrease in cash provided by operating activities in 1995 was primarily due to an increase in accounts receivable.

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

         Net cash used in investing activities in 1996 and 1995 was $18.9 million and $6.1 million, respectively. Cash used in investing activities in 1996 relates to purchases of property and equipment. Cash used in investing activities in 1995 relates primarily to purchases of production equipment and a loan of approximately $2.2 million to an unaffiliated third party supplier of powder laundry detergent.

         Net cash provided by financing activities in 1996 and 1995 was $38.1 million and $6.5 million, respectively. Cash provided by financing activities in 1996 was primarily proceeds from sales of Common Stock and a bank line of credit. Cash provided by financing activities in 1995 was primarily proceeds from sales of Common Stock, the bank lines of credit and the EDA Loan, offset primarily by S corporation distributions to stockholders. At December 31, 1996, the Company had short-term debt of $5.8 million and long-term debt of $29.3 as compared to short-term debt of $7.3 million and long-term debt of $1.8 million at December 31, 1995. The increase in overall debt was primarily attributable to increases in inventory and accounts receivable levels.

         The description of the Company's credit facilities changed substantially since the end of the period to which this Report on Form 10-K/A relates and, consequently, a discussion of such items as of December 31, 1996 is not deemed to be relevant to an evaluation of the Company. The following is a current description of these items:

PNC Bank Debt

         In December 1996, the Company entered into a credit facility with PNC Bank, National Association ("PNC") consisting of a $20,000,000 capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10,000,000 traditional revolving facility (the "December 1996 PNC Facility"). Borrowings under the December 1996 PNC Facility bore interest, at the Company's option, at LIBOR plus .50% to 1.5% (6.08% as of December 31, 1996) or one percent below the prime rate of PNC. All amounts outstanding under the December 1996 PNC Facility, as of December 31, 1996 were subject to the 6.08% LIBOR-based interest rate. Unused portions of the revolving facility were subject to a commitment fee of .25% on such unused amounts. On December 31, 1996, the Company also obtained a 60-day $4,000,000 bridge loan (the "Bridge Loan I"), bearing interest at one percent below the lender's prime rate (7.25%). As of December 31, 1996, approximately $33,300,000 was outstanding under the credit facility and the Bridge Loan I facility. On March 3, 1997, the Company repaid the Bridge Loan I facility with funds generated from working capital.

         On March 24, 1997, the Company obtained a commitment from PNC and a second lender (the "March PNC Commitment") to replace the December 1996 PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan II") to acquire a distribution center in North Brunswick bearing interest at LIBOR + 1.5% to be repaid from the anticipated proceeds of the replacement facility. The December 1996 PNC Facility and Bridge Loan II were secured by a substantial portion of the Company's assets.

         The December 1996 PNC Facility, among other things, required the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. Based on the restated financial statements (Note 11), the Company was not in compliance with various covenants and other material provisions contained in the December 1996 PNC Facility including all of the required financial covenants. In addition, based in part on the Company's performance in the first quarter of 1997, the $55 million March PNC Commitment was withdrawn.

         On June 30, 1997, the Company obtained a forbearance agreement from PNC which provided that PNC would forbear exercising the rights and remedies available to it under the December 1996 PNC Facility and Bridge Loan II until July 7, 1997. Although the forbearance agreement expired, PNC continued to cooperate with the Company during its discussions with other third party lenders to amend and/or replace the December 1996 PNC Facility and Bridge Loan II.

         On February 25, 1998, the Company and PNC entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"), which waives all defaults under the December 1996 PNC Facility and Bridge Loan II. Under the amended agreement, the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the company. The balance of the principal indebtedness, approximately $35 million, has been extended to January 4, 1999 and bears interest at rates which range from prime plus .25% to prime plus 2%. The actual rate depends on the timing of the repayment of the indebtedness. Of the $5 million paid to PNC, $4 million was loaned to the Company by an entity owned by certain of the Company's principal stockholders at a rate of 9.5% per annum, and is due in July 1999. These stockholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owed to PNC.

         In connection with the transaction, PNC received a warrant to purchase between approximatley 140,000 and 700,000 shares of the Company's common stock, depending on the repayment date of the remaining indebtedness (140,000 shares if paid in full by September 30, 1998). In conjunction with the issuance of this warrant, the Company will recognize, in the first quarter of 1998, a deferred charge estimated to be approximately $400,000. This charge will be amortized over the period ending January 4, 1999. The shareholders who funded $4 million of the $5 million payment described above and guaranteed the repayment of an additional $5 million are also expected to receive warrants or other consideration in connection with the transaction.

         The February 1998 PNC Facility requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1, and restricts the payment of dividends and the incurrence of new debt.

         In November 1997, the Company executed a commitment letter with GE Capital for a credit facility totaling up to $52 million. The commitment provided for a three year revolving credit facility of up to $45 million, subject to availability based on eligible accounts receivable and inventory; a three year term loan of $4 million with quarterly amortization payments; and a three year term loan of $3 million with quarterly amortization payments. The credit facility would be secured by substantially all the assets of the Company.

         The commitment by GE Capital to extend the credit facility is subject to various conditions including, among other things, the satisfactory completion by GE Capital of its due diligence examination, evidence that the Company will have excess availability (as defined) of not less than $5 million at the time of the loan closing and the execution of definitive loan and security documents. The commitment by GE Capital expired on March 2, 1998. Management currently is negotiating with GE Capital to extend the commitment. The Company must conclude the GE Capital Credit Facility or obtain other sources of financing in order to meet its anticipated near term commitments. There can be no assurance that the Company will be successful in concluding the GE Capital Credit Facility or obtaining alternate financing.

EDA Loan

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of December 31, 1996, the Company used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.2% at December 31, 1996). As a result of several factors, including those relating to the Company's restated historical financial statements, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the EDA Loan. There can be no assurances that the Company will be successful in obtaining the waiver. To date, the Company is current with respect to scheduled principal and interest payments. The entire obligation has been classified as current in the December 31, 1996 balance sheet.

New Facility

         In January 1997, the Company purchased a 650,000 square foot distribution facility in North Brunswick, New Jersey, adjacent to the Company's existing facility for a purchase price of $7,200,000. The Company expects to consolidate its entire East Coast warehousing and distribution operation at this new facility. The purchase of this distribution facility was funded by the $10 million Bridge Loan II from PNC.

Note Receivable

         In December 1995, the Company loaned approximately $2.3 million to an unaffiliated third party in connection with such third party's acquisition of a powder detergent manufacturing facility. Amounts outstanding under such loan bore interest at 10.0% per annum and were payable on demand. In June 1997, the Company exercised its option to purchase the unaffiliated third party (and, consequently, the powder detergent manufacturing facility) by the cancellation of the $2.3 million promissory note.

Exercise of Stock Options

         During the year ended December 31, 1997, the Company obtained proceeds approximating $366,000 from the exercise of 53,709 stock options.

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

Management's Plans

         During the fourth quarter of 1996 and the nine months ended September 30, 1997, the Company incurred losses of $2,119,000 and $21,219,000, respectively, attributable primarily to increased material costs relating to: incremental freight costs incurred during the integration of the Company's Chicago, Harrisonville and Edison facilities; manufacturing inefficiencies caused by a high level of production line change-overs to meet increased customer demands and short production runs during the start-up and validation of new production line capacity; the write-down of raw materials and finished goods inventory associated with discontinued product and sales of close-out products; and increased levels of unabsorbed material waste variances related to these plant integration issues. There were significant additional costs for underabsorbed overhead and increased levels of warehousing and distribution associated with plant assimilation. Further, the Company significantly increased co-op advertising and other customer marketing expenses as it increased sales to grocery wholesalers and supermarket chains. As a result of the losses incurred through September 30, 1997, the Company has experienced difficulty in meeting its liquidity needs. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for the balance of 1997 and 1998 contemplates continuing its cost reduction programs. Such programs include: the shut-down of the Company's Edison candle manufacturing facility and consolidation of candle manufacturing operations in North Brunswick which was completed in the second quarter of 1997; reduction in temporary labor; automation of manufacturing facilities related to spray products; production rationalization; increased use of high speed fillers and cartoners; and improved production planning and control.

INFLATION

         The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.

NEW ACCOUNTING PRINCIPLE

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." This pronouncement must be implemented for annual and interim periods ending after December 15, 1997. SFAS No. 128 does not permit early application. When implemented, SFAS No. 128 requires restatement of all prior period earnings per share data. SFAS No. 128 calls for the calculation of basic earnings per share, which is calculated using only weighted average shares outstanding during the period and does not consider the assumed exercise of shares utilizing the treasury stock method. In addition, SFAS No. 128 requires the disclosure of diluted earnings per share. The historical effect of stock options has not been included in the computation of earnings/(loss) per share as the impact was not material or anti-dilutive. The Company believes that the adoption of SFAS No. 128 will not have an impact on basic earnings per share as compared with previously reported restated earnings per share amounts or have a material effect on previously reported restated primary earnings per share as compared with diluted earnings per share.

ITEM 8.  FINANCIAL STATEMENTS

         See financial statements and supplementary data required pursuant to this Item beginning on page F-1 of this Report on Form 10-K/A.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors, their respective ages, the year in which each first became a director of the Company and their principal occupations or employment during the past five years is set forth below. See "Business-Executive Officers of the Registrant" in Item 1 of this Report on Form 10-K/A for information regarding the Company's executive officers.


DIRECTOR                        AGE        YEAR           PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
                                          FIRST
                                          BECAME
                                         DIRECTOR

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


DIRECTOR                        AGE        YEAR           PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
                                          FIRST
                                          BECAME
                                         DIRECTOR

Dr. Shlomo Kalish               45         1995      Director of the Company since August 1995.  Dr. Kalish
                                                     has served since September 1990 as the director of the
                                                     Recanati Wharton Insead York International Marketing
                                                     Program at the Leon Recanati Graduate School of
                                                     Management Administration, Tel Aviv University.  Dr.
                                                     Kalish has also served since June 1995 as the managing
                                                     director of Jerusalem Global Consultants, an Israeli
                                                     investment banking boutique and strategic consulting
                                                     firm.  Between September 1981 and August 1987, Dr. Kalish
                                                     was a professor at the Simon School of Business,
                                                     University of Rochester.

Richard A. Mandell              54         1995      Director of the Company since August 1995.  Mr. Mandell
                                                     has served as a Managing Director at Bluestone Capital
                                                     Partners, L.P. ,  an investment banking firm.  From
                                                     January 1996 to February 1998, he was a Vice
                                                     President--Private Investments at Clariden Asset
                                                     Management (New York) Inc., a subsidiary of Clariden
                                                     Bank, a private Swiss bank.  From 1982 to June 1995, he
                                                     was a Managing Director of Investment Banking for
                                                     Prudential Securities Incorporated.  Mr. Mandell is also
                                                     a director of Sbarro, Inc., a food service company, and
                                                     Trend-Lines, Inc., a specialty retailer of woodworking
                                                     tools and accessories and golf equipment and supplies.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         To the Company's knowledge, the Company's directors, executive officers and beneficial owners of more than ten percent of the Company's Common Stock are in compliance with the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is aware that during 1996, Mr. Kalish and Mr. Frederick J. Horowitz, a former officer and director of the Company, failed to timely report one transaction on Form 4. Both of these transactions were subsequently reported.

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

                                                                                                                Long-Term
                                                                       Annual Compensation                     Compensation
                                                        -----------------------------------------------        ------------
        Name and Principal Position           Year        Salary          Bonus           Other Annual          Securities
                                                                                          Compensation          Underlying
                                                                                                                  Stock
                                                                                                                Options(1)

Uri Evan(2)                                   1996       $200,000       $      --            $22,020                  --
Chairman of the Board and Chief Executive     1995        118,308              --             21,491                  --
  Officer                                     1994         70,000              --                 --                  --

Frederick J. Horowitz(2)(3)                   1996        125,000          42,367              5,600                  --
Chief Administrative Officer and Executive    1995         88,538          30,144              5,456                  --
  Vice President                              1994             --              --                 --                  --

Frank Corella                                 1996        175,000      150,000(4)             12,933              15,000
Vice President of Sales and Marketing         1995        150,000      273,750(4)             20,000                  --
                                              1994        150,000      190,388(4)             20,000                  --

Harold J. Macsata(3)                          1996        125,000          71,867                 --              13,125
Vice President of Finance and Treasurer       1995        121,961          30,144                 --              22,500
                                              1994        118,000              --                 --                  --

Daniel Bergman(2)                             1996        125,000          42,367              5,600                  --
Vice President                                1995         88,538          30,144              7,877                  --
                                              1994         65,000              --                 --                  --

(1) Amounts reflected have been adjusted for the three-for-two stock split of the Company's Common Stock in the form of a stock dividend paid on February 9, 1996 (the "Stock Split").

(2) Dollar amounts reflected do not include S corporation distributions made by the Company in each of 1994 and 1995, prior to the Company's initial public offering of stock in August 1995 (the "1995 IPO").

(3) Ceased to be employed by the Company during 1997.

(4) Represents sales commissions and bonuses. See "--Employment Agreements."

         The following table sets forth information on option grants in the fiscal year ended December 31, 1996 to the persons named in the Summary Compensation Table. All amounts have been adjusted to reflect the Stock Split.

                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                               ANNUAL RATES
                                                                                              OF STOCK PRICE
                                                                                             APPRECIATION FOR
                                                                                               OPTION TERM (2)
                                                                                          ----------------------
                                                                                            5%            10%
NAME                        NUMBER OF          % OF            EXERCISE OR  EXPIRATION
                           SECURITIES      TOTAL OPTIONS       BASE PRICE      DATE
                           UNDERLYING       GRANTED TO          PER SHARE
                             OPTIONS       EMPLOYEES IN
                             GRANTED     1996 FISCAL YEAR(1)
Uri Evan                       --                --               --           --            --            --
Frederick J. Horowitz (3)      --                --               --           --            --            --
Frank Corella                 15,000            13.18            $15.75       1/2/06      $130,251      $320,815
Harold J. Macsata (3)         13,125            11.54            $15.75       1/2/06      $113,970      $280,713
Daniel Bergman                 --                --               --           --            --            --

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

(3) Ceased to be employed by the Company during 1997.


         The following table sets forth information with respect to (i) exercises of stock options during fiscal 1996 and (ii) unexercised stock options held at December 31, 1996 by the persons named in the Summary Compensation Table.

                                    AGGREGATED 1996 FISCAL YEAR-END OPTION VALUES

                                 OPTION EXERCISES                   NUMBER OF                VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS AT
                                                           HELD AT 1996 FISCAL YEAR END   1996 FISCAL YEAR END($)(2)

NAME                        SHARES ACQUIRED      VALUE     EXERCISABLE    UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                              ON EXERCISE     REALIZED(1)
Uri Evan                         --              --           --              --            --             --
Frederick J. Horowitz(3)         --              --           --              --            --             --
Frank Corella                   29,786       $1,183,994      29,786         74,573       $1,180,270    $2,748,705
Harold J. Macsata(3)             --              --          5,625          30,000        179,747        878,850
Daniel Bergman                   --              --           --              --

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

(3)      Ceased to be employed by the Company during 1997.


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

         Mr. Bergman has entered into an employment agreement with the Company that provides for an annual base salary of $125,000, the right to receive 8% of the OGM Pool (as defined below) and such other bonuses as may be authorized from time to time by the Board of Directors. See "--Profit Sharing Plan." The agreement has a term of three years expiring in 1998, with automatic extensions of one year unless terminated, and a covenant not to compete for a period of up to twenty-four months following the termination of employment. The agreement requires Mr. Bergman to devote his full time, attention and efforts to the business and affairs of the Company. If the Company terminates the agreement other than for cause, Mr. Bergman will be entitled to continue to receive his base salary through the end of the term.

         Mr. Corella has entered into an employment agreement with the Company that provides for an annual base salary of $175,000. Mr. Corella also is expected to be able to earn sales commissions and, pursuant to the terms of his employment agreement, is entitled to receive an additional $125,000 in bonuses in the event the Company's net sales exceed $100,000,000 for the year. If the Company terminates the agreement other than for cause, Mr.
Corella will be entitled to receive his base salary through the end of the term.

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

         In July 1997, the Company entered into an employment agreement with Giulio Perillo to serve as the Company's President and Chief Operating Officer beginning August 4, 1997. Mr. Perillo resigned from his position as President and Chief Operating Officer effective February 25, 1998. The agreement provided for an annual base salary of $190,000 plus such bonuses as authorized from time to time by the Board of Directors.

         Each of Messrs. Horowitz and Mascata entered into consulting arrangements during 1997 which provided for, among other things, each of them to continue to provide services to the Company until November 5, 1997 in the case of Mr. Macsata and December 31, 1997 in the case of Mr. Horowitz. Under his agreement, Mr. Macsata is entitled, among other things, to continued vesting of his stock options through March 1, 1999 and a severance payment of $62,500 if, and only to the extent, he performs satisfactorily under his agreement, as determined in the sole reasonable discretion of the Company.

PROFIT SHARING PLAN

         The Company has a profit sharing plan (the "OGM Plan") based on the amount by which the Company's OGM exceeds 10% in a given year. OGM is equal to the percentage of gross sales represented by the Company's income from operations plus general and administrative expenses. If the Company's OGM exceeds 10%, a percentage of that excess is placed in a bonus pool (the "OGM Pool"). The percentage added to the OGM Pool varies between 5% and 22% of OGM in excess of 10%, except that the total amount available for distribution does not include amounts calculated based on annual net sales in excess of $200 million. Of the OGM Pool, 16% currently is allocated for distribution to senior executives with Messrs. Bergman and Coslow each to receive 8%. Of the remainder of the OGM Pool, no participant currently can receive a distribution greater than 50% of his or her base salary. Amounts not allocated for distribution under the OGM Pool will not be distributed. For 1995 and 1996, the Company made payments aggregating approximately $231,000 and $410,000, respectively, under the OGM Plan. No distributions were made under the OGM Plan for periods prior to 1995.

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

1995 STOCK OPTION PLAN

         Effective in August 1995, the Company adopted the USA Detergents, Inc. 1995 Stock Option Plan (the "Plan") pursuant to which options to purchase an aggregate of 388,935 shares of Common Stock may be granted to key employees and consultants of the Company and any of its subsidiaries. In July 1997, the maximum number of shares of Common Stock authorized to be granted under the Plan was increased to 1,000,000, subject to approval of the Company's stockholders. The Plan was adopted for the purpose of securing for the Company and its stockholders the benefits of common stock ownership of the Company by key personnel of the Company and its subsidiaries. The Board of Directors believes that the granting of options under the Plan will foster the Company's ability to attract, retain and motivate those individuals who will be largely responsible for the profitability and long-term future growth of the Company.

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

         The Plan is administered by the Stock Option Committee (the "Committee") of the Board of Directors. Subject to the provisions of the Plan, the Committee has the authority to, among other things, determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option and the terms for the payment of the option price, interpret the provisions of the Plan, fix and interpret the provisions of option agreements made under the Plan, supervise the administration of the Plan, and take such other action as may be necessary or desirable in order to carry out the provisions of the Plan. Each grant of options is to be evidenced by a stock option agreement executed by the Company and the optionee at the time of grant in accordance with the terms and conditions of the Plan. As of December 31, 1996, Messrs. Adler, Kalish and Mandell comprised the stock option committee

         No option will become exercisable unless the person to whom the option is granted remains in the continuous employ or service of the Company or one of its subsidiaries for at least six months (or for such longer period as the Committee may designate) from the date the option is granted. Unless extended by the Committee, if an optionee ceases to be employed by or to perform services for the Company or one of its subsidiaries for any reason other than death or disability, then each outstanding option granted to him or her under the Plan will terminate on the date three months after the date of such termination of employment or service, or, if earlier, the date specified in the option agreement. If an optionee's employment or service is terminated by reason of the optionee's death or disability (or if the optionee's employment or service is terminated by reason of his or her disability and the optionee dies within one year after such termination of employment or service), then, unless extended by the Committee, each outstanding option granted to the optionee under the Plan will terminate on the date one year after the date of such termination of employment or service (or one year after the later death of a disabled optionee) or, if earlier, the date specified in the option agreement.

         If any event constituting a "Change in Control of the Company" shall occur, all options granted under the Plan which are outstanding at the time a Change in Control of the Company occurs will immediately become exercisable. A "Change in Control of the Company" will be deemed to occur if (i) there is consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company approve any plan or proposal for liquidation or dissolution of the Company, or (iii) any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act, becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

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

NON-EMPLOYEE DIRECTORS' PLAN

         Effective in August 1995, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), pursuant to which options to acquire an aggregate of 75,000 shares of Common Stock may be granted to non-employee directors. In July 1997, the maximum number of shares of Common Stock authorized to be granted under the Directors' Plan was increased to 125,000 subject to stockholder approval. The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of (1) an option to purchase 4,500 shares of Common Stock on the later of the date of such director's initial election or appointment to the Board of Directors or the date of adoption of the Directors' Plan, and (2) an option to purchase 4,500 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on that anniversary date a non-employee director. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and become exercisable in four equal quarterly installments commencing on the date which is three months after the date of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors' Plan). The options may be exercised by payment in cash, check or shares of Common Stock.

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

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                         PAGE

Independent Auditors' Reports                                            F-2

Consolidated Balance Sheets at December 31, 1995                         F-3
and 1996 (As Restated)

Consolidated Statements of Operations for the years                      F-4
ended December 31, 1994, 1995 and 1996 (As Restated)

Consolidated Statements of Cash Flows for the                            F-5
years ended December 31, 1994, 1995 and 1996 (As Restated)

Consolidated Statements of Stockholders' Equity                          F-6
for the years ended December 31, 1994, 1995 and 1996 (As Restated)

Notes to Consolidated Financial Statements for the                       F-7
years ended December 31, 1994, 1995 and 1996 (As Restated)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of USA Detergents, Inc.:

         We have audited the accompanying consolidated balance sheets of USA Detergents, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, retained earnings and cash flows for the three years ended December 31, 1994, 1995 and 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USA Detergents, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of its operations and its cash flows for the three years ended December 31, 1994, 1995 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 11, the accompanying financial statements have been restated.


New York, New York
October 30, 1997 (January 5, 1998, as to Note 5 and February 25, 1998 and March 2, 1998 as to Note 4)

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS

                                                                  1995          1996
                                                                  ----          ----
                                                                            (AS RESTATED
                                                                            SEE NOTE 11)
Current assets:
Cash                                                            $    61       $ 2,373
Accounts receivable, net of allowance for doubtful               15,278        27,323
accounts of $276 and $1,349, respectively
Inventories                                                       8,448        28,830
Prepaid expenses and other current assets                         2,989         3,053
Refundable Income taxes                                            --           4,255
Deferred income tax assets - net                                    630           534
                                                                -------       -------
         Total current assets                                    27,406        66,368
Property and equipment--net                                      10,404        26,783
Restricted funds                                                    275           275
Other assets                                                        255         2,800
Note receivable                                                   2,250         2,250
                                                                -------       -------
         Total assets                                           $40,590       $98,476
                                                                =======       =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                               $ 7,320       $ 5,819
Accounts payable                                                  4,830        13,725
Accrued expenses                                                  3,942        11,503
 Income taxes payable                                               182          --
                                                                -------       -------
   Total current liabilities                                     16,274        31,047
Long-term debt--net of current portion                            1,830        29,311
Deferred rent payable                                             1,204         1,284
Deferred income tax liabilities-net                                 990           735
                                                                -------       -------
         Total liabilities                                       20,298        62,377

Commitments and Contingencies

Stockholders' equity:
Preferred Stock--no par value; authorized 1,000,000 shares,        --            --
none issued
Common stock--$.01 par value; authorized 30,000,000 shares,         134           138
issued and  outstanding 13,392,390 and 13,752,570 shares,
respectively
Additional paid-in capital                                       15,499        27,595
Retained earnings                                                 4,659         8,366
                                                                -------       -------
         Total stockholders' equity                              20,292        36,099
                                                                -------       -------
         Total liabilities and stockholders' equity             $40,590       $98,476
                                                                =======       =======

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                    1994                    1995                     1996
                                                    ----                    ----                     ----
                                                                                                 (As Restated
                                                                                                 See Note 11)

Net sales.........................                $68,663                 $104,878                 $172,424
Cost of goods sold................                 51,588                   72,921                  121,498
                                                   ------                   ------                  -------

Gross profit......................                 17,075                   31,957                   50,926

Selling, general and administrative                12,182                   22,232                   43,878
                                                   ------                   ------                   ------

Income from operations............                  4,893                    9,725                    7,048
Interest expense - net............                    543                      544                      868
                                                      ---                      ---                      ---
Income before income                                4,350                    9,181                    6,180
tax provision.....................
Income tax provision..............                     83                    2,156                    2,473
                                                       --                    -----                    -----

Net income........................                $ 4,267                   $7,025                  $ 3,707
                                                  =======                   ======                  =======
Net income per share..............                                                                     $.27
                                                                                                       ====
Weighted average number of
 common shares outstanding........                                                                   13,589
                                                                                                     ======

Pro Forma Income Statement Data:
Earnings before income tax
provision, as reported............                 $4,350                   $9,181
Pro forma income tax provision....
                                                    1,689                    3,756
                                                    -----                    -----

 Pro forma net income.............                 $2,661                   $5,425
                                                   ======                   ======
 Pro forma net income per
 share............................                   $.22                     $.43
                                                     ====                     ====
Weighted average number of
common shares outstanding
used in the pro forma per
share calculation.......
                                                   11,915                   12,494
                                                   ======                   ======

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                         1994        1995        1996
                                                                         ----        ----        ----
                                                                                             (AS RESTATED
                                                                                             SEE NOTE 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  4,267    $  7,025    $  3,707
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization                                               762       1,006       2,467
Change in the provision for bad debts and sales allowances                  157         192       1,073
Increase/(decrease) in deferred rent                                        416          (3)         80
Changes in operating assets and liabilities:
   (Increase) in accounts receivable                                       (384)     (8,806)    (13,118)
   (Increase) in inventories                                             (2,346)       (549)    (20,382)
   (Increase) in prepaid expenses and other current assets               (1,250)     (1,293)        (64)
   (Increase)/decrease in other assets                                      (34)         22      (2,545)
   Decrease/(increase) in accounts payable                               (2,962)        966       8,895
   Increase in accrued expenses                                           2,158         543       7,561
   Decrease in restricted funds                                             141        --          --
   (Increase) in income taxes receivable                                   --          --        (4,255)
   (Increase)/decrease in deferred income tax assets-net                   --          (630)         96
   Increase/(decrease) in deferred income tax liabilities-net              --           990        (255)
   Increase/(decrease) in income taxes payable                               38         125        (182)
                                                                       --------    --------    --------
   Net cash provided by (used in) operating activities:                     963        (412)    (16,922)
                                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                      (1,651)     (3,851)    (18,846)
 Increase in note receivable                                               --        (2,250)       --
                                                                       --------    --------    --------
 Net cash used in investing activities:                                  (1,651)     (6,101)    (18,846)
                                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Stockholder distributions                                               (1,612)     (5,331)       --
 Repayment of stockholders loans                                            (82)       --          --
 Proceeds from common stock subscription                                  1,375        --          --
 Repayment of EDA debt                                                     (334)       (305)       (305)
 Net proceeds from initial public offering                                 --        12,718        --
 Net proceeds from sale of common stock                                    --          --        11,736
 Net proceeds from exercise of options                                     --          --           364
 Increase in Bridge Loan                                                   --          --         4,000
 Increase/(decrease) in revolving credit line-net                         1,394        (517)     22,322
 Capitalized lease repayments                                               (22)        (68)        (37)
                                                                       --------    --------    --------
 Net cash provided by financing activities                                  719       6,497      38,080
                                                                       --------    --------    --------
 Net increase/(decrease) in cash                                             31         (16)      2,312
 Cash, January 1,                                                            46          77          61
                                                                       --------    --------    --------
 Cash, December 31,                                                    $     77    $     61    $  2,373
                                                                       ========    ========    ========

 SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                                            $    520    $    539    $    834
                                                                       ========    ========    ========
   Income taxes                                                        $     45    $  1,671    $  7,059
                                                                       ========    ========    ========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 PREFERRED STOCK    COMMON STOCK        ADDITIONAL  RETAINED               STOCK         TOTAL
                                 ---------------    ------------         PAID-IN    EARNINGS           SUBSCRIPTIONS  STOCKHOLDERS'
                                                                         CAPITAL    --------             RECEIVABLE      EQUITY
                                 SHARES    AMOUNT   SHARES      AMOUNT   -------                TOTAL    ----------      ------
                                 ------    ------   ------      ------                          -----
BALANCE, December 31, 1993....     --      $  --   7,943,000     $ 79    $ 2,836     $  310    $ 3,225     $(1,375)      $ 1,850
 Net income...................                                                        4,267      4,267                     4,267
 Stockholder distributions....                                                       (1,612)    (1,612)                   (1,612)
 Collection of common stock                                                                                  1,375         1,375
                                ------    ------- ----------    ------  ---------   --------  ---------   ---------     ---------
  subscription receivable.....
BALANCE, December 31, 1994....     --         --   7,943,000       79      2,836      2,965      5,880          --         5,880
 Net income...................                                                        7,025      7,025                     7,025
 Stockholder distributions....                                                       (5,331)    (5,331)                   (5,331)
 Net proceeds from initial                           985,260       10     12,708                12,718                    12,718
  public offering.............
Three-for-two stock split.....     --         --   4,464,112       45        (45)        --         --          --            --
                                ------    ------- ----------    ------  ---------   --------  ---------   ---------     ---------
BALANCE, December 31, 1995....     --         --  13,392,372      134     15,499      4,659     20,292          --        20,292
 Net income...................                                                        3,707      3,707                     3,707
 Stock options exercised......                        60,198        1        363                   364                       364
 Net proceeds from sale of
 common stock.................     --         --     300,000        3     11,733                11,736                    11,736
                                ------    ------- ----------    ------  ---------   --------  ---------   ---------     ---------

BALANCE, December 31, 1996
(As Restated See Note 11)          --      $  --  13,752,570     $138    $27,595     $8,366    $36,099     $    --       $36,099
                                ======    ======= ==========    ======  =========   ========  =========   =========     =========

                See Notes to Consolidated Financial Statements.

                     USA Detergents, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1994, 1995 and 1996
                          (As Restated - See Note 11)

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

         Inventories -- Inventories are stated at the lower of cost, determined by using the first-in, first-out and average methods, or market. The Company periodically reviews inventory for slow moving or obsolete items. Such items are written down to net realizable value and have not been material for any period presented.

         Slotting fees -- The Company incurs certain costs in connection with placing its products. These costs are known in the trade as "slotting fees." The Company is amortizing these fees over a one year period from the date incurred. Deferred slotting fees are included in prepaid expenses and other current assets.

         Long-Lived Assets -- In March 1995, the Financial Accounting Standards Board issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. The Company has adopted this statement and the impact has not been significant.

         Depreciation and Amortization -- Depreciation of property and equipment is provided for by using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for by the straight-line method over the lease term.

         Trademark and Deferred Loan Costs -- Other assets include trademark costs, which are being amortized using the straight-line method over a period of 10 years, and loan closing costs, which are being amortized over the life of the loan.

         Income Taxes -- Prior to August 10, 1995 (one day prior to the completion of the Company's initial public offering), the Company elected to be treated as an S corporation ("S corporation") under the applicable sections of the Internal Revenue Code. Accordingly, during the "S Corporation Period" there was no provision for federal income taxes as such earnings of the Company flowed through directly to the stockholders. The Company was subject to state and local taxes in certain states during the S Corporation Period.

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

         Fair Value of Financial Instruments -- The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows (in thousands):

                                      December 31, 1995          December 31, 1996
                                      -----------------          -----------------
                                   Carrying    Estimated       Carrying    Estimated
                                    Amount     Fair Value       Amount     Fair Value
                                    ------     ----------       ------     ----------
Assets:
Cash...........................        $61          $61         $2,373       $2,373
Trade accounts receivable           15,554       15,554         28,672       28,672
Note receivable.................     2,250        2,250          2,250        2,250
Liabilities:
    Accounts payable,
    accrued expenses
    and taxes.....................   8,954        8,954         25,247       25,247

Revolving line of
    credit and Bridge Loan I.        6,983        6,983         33,305       33,305
Capitalized lease
    obligations..................       56           56             19           19
Economic Development
    Authority loan..............     2,111        1,946          1,806        1,712

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

Revolving Credit Line and Bridge Loan I -- Fair value is estimated by discounting the future stream of payments using the incremental borrowing rate of the Company, which represents its primary source of recourse financing.

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

         New Accounting Standards -- In October, 1996, the Accounting Standards Executive Committee issued Statement of Position 96-1, "Environmental Remediation Liabilities." The statement provides guidance on accounting for environmental remediation liabilities and is effective for fiscal years beginning after December 15, 1996. Adoption of this statement is not expected to have any significant impact on the Company.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." This pronouncement must be implemented for annual and interim periods ending after December 15, 1997. SFAS No. 128 does not permit early application. When implemented, SFAS No. 128 requires restatement of all prior period earnings per share data. SFAS No. 128 calls for the calculation of basic earnings per share, which is calculated using only weighted average shares outstanding during the period and does not consider the assumed exercise of shares utilizing the treasury stock method. In addition, SFAS No. 128 requires the disclosure of diluted earnings per share. The historical effect of stock options has not been included in the computation of earnings/(loss) per share as the impact was not material or antidilutive. The Company believes that the adoption of SFAS No. 128 will not have an impact on basic earnings per share as compared with previously reported restated earnings per share amounts or have a material effect on previously reported restated primary earnings per share as compared with diluted earnings per share.

2. INVENTORIES

         Inventories consist of the following:

                                                         DECEMBER 31,
                                                     1995          1996
                                                     ----          ----
                                                       (in thousands)

Raw material......................................   $3,816       $ 9,972
Finished goods....................................    4,632        18,858
                                                     ------       -------
                                                     $8,448       $28,830
                                                     ======       =======

3. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:


                                                          DECEMBER 31,
                                                          ------------          ESTIMATED
                                                     1995           1996       USEFUL LIFE
                                                     ----           ----       -----------
                                                         (in thousands)

Machinery and equipment...........................   $7,672        $20,332    6 to 10 years
Furniture and fixtures............................    1,382          2,608    5 to 7 years
Leasehold improvements............................    2,563          3,381    Term of lease
Construction in progress..........................    1,423          2,179
Land..............................................       --          1,376
Building..........................................       --          1,652      25 years
                                                    -------        -------
                                                     13,040         31,528

Less accumulated depreciation and
amortization......................................    2,636          4,745
                                                    -------        -------
                                                    $10,404        $26,783
                                                    =======        =======

Depreciation and amortization expense amounted to $762, $1,006 and $2,467 for the years ended December 31, 1994, 1995 and 1996, respectively.

4. DEBT

                                                          DECEMBER 31,
                                                          ------------
                                                       1995          1996
                                                       ----          ----

Bridge Loan I (i)                                   $    --       $ 4,000
Capital Expenditure Facility (i)                         --        20,000
Revolving credit facility (i)                         6,983         9,305
New Jersey EDA loan (ii)                              2,111         1,806
Capitalized lease obligations                            56            19
                                                    -------       -------
                                                      9,150        35,130
Less amount due in one year                           7,320         5,819
                                                    -------       -------
                                                    $ 1,830       $29,311
                                                    =======       =======


Original annual maturities of bank and other long-term debt, are as follows:

                                                     1997         $ 5,819
                                                     1998               6
                                                     1999               0
                                                     2000          10,000
                                                     2001               5
                                                  Thereafter       19,300
                                                                  -------
                                                                  $35,130
                                                                  =======

(i)      PNC Bank Debt

         In December 1996, the Company entered into a credit facility with PNC Bank, National Association ("PNC") consisting of a $20,000,000 capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10,000,000 traditional revolving facility (the "Decem.ber 1996 PNC Facility"). Borrowings under the December 1996 PNC Facility bore interest, at the Company's option, at LIBOR plus .50% to 1.5% (6.08% as of December 31, 1996) or one percent below the prime rate of PNC. All amounts outstanding under the December 1996 PNC Facility, as of December 31, 1996 were subject to the 6.08% LIBOR-based interest rate. Unused portions of the revolving facility were subject to a commitment fee of .25% on such unused amounts. On December 31, 1996, the Company also obtained a 60-day $4,000,000 bridge loan (the "Bridge Loan I"), bearing interest at one percent below the lender's prime rate (7.25%). As of December 31, 1996, approximately $33,300,000 was outstanding under the credit facility and the Bridge Loan I facility. On March 3, 1997, the Company repaid the Bridge Loan I facility with funds generated from working capital.

         On March 24, 1997, the Company obtained a commitment from PNC and a second lender (the "March PNC Commitment") to replace the December 1996 PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan II") to acquire a distribution center in North Brunswick bearing interest at LIBOR + 1.5% to be repaid from the anticipated proceeds of the replacement facility. The December 1996 PNC Facility and Bridge Loan II were secured by a substantial portion of the Company's assets.

         The December 1996 PNC Facility, among other things, required the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. Based on the restated financial statements (Note 11), the Company was not in compliance with various covenants and other material provisions contained in the December 1996 PNC Facility including all of the required financial covenants. In addition, based in part on the Company's performance in the first quarter of 1997, the $55 million March PNC Commitment was withdrawn.

         On June 30, 1997, the Company obtained a forbearance agreement from PNC which provided that PNC would forbear exercising the rights and remedies available to it under the December 1996 PNC Facility and Bridge Loan II until July 7, 1997. Although the forbearance agreement expired, PNC continued to cooperate with the Company during its discussions with other third party lenders to amend and/or replace the December 1996 PNC Facility and Bridge Loan II.

         On February 25, 1998, the Company and PNC entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"), which waives all defaults under the December 1996 PNC Facility and Bridge Loan II. Under the amended agreement, the Company made a prinicipal payment of $5 million and granted PNC a security interest in substantially all of the assets of the company. The balance of the principal indebtedness, approximately $35 million, has been extended to January 4, 1999 and bears interest at rates which range from prime plus .25% to prime plus 2%. The actual rate depends on the timing of the repayment of the indebtedness. Of the $5 million paid to PNC, $4 million was loaned to the Company by an entity owned by certain of the Company's principal stockholders at a rate of 9.5% per annum, and is due in July 1999. These stockholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owed to PNC.

         In connection with the transaction, PNC received a warrant to purchase between approximately 140,000 and 700,000 shares of the Company's common stock, depending on the repayment date of the remaining indebtedness (140,000 shares if paid in full by September 30, 1998). In conjunction with the issuance of this warrant, the Company will recognize, in the first quarter of 1998, a deferred charge estimated to be approximately $400,000. This charge will be amortized over the period ending January 4, 1999, The shareholders who funded $4 million of the $5 million payment and guaranteed the repayment of an additional $5 million may also receive warrants or other consideration in connection with the transaction.

         The February 1998 PNC Facility requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1, and restricts the payment of dividends and the incurrence of new debt.

         In November 1997, the Company executed a commitment letter with GE Capital for a credit facility totaling up to $52 million. The commitment provided for a three year revolving credit facility of up to $45 million, subject to availability based on eligible accounts receivable and inventory; a three year term loan of $4 million with quarterly amortization payments; and a three year term loan of $3 million with quarterly amortization payments. The credit facility would be secured by substantially all the assets of the Company.

         The commitment by GE Capital to extend the credit facility is subject to various conditions including, among other things, the satisfactory completion by GE Capital of its due diligence examination, evidence that the Company will have excess availability (as defined) of not less than $5 million at the time of the loan closing and the execution of definitive loan and security documents. The commitment by GE Capital expired on March 2, 1998. Management currently is negotiating with GE Capital to extend the commitment. The Company must conclude the GE Capital Credit Facility or obtain other sources of financing in order to meet its anticipated near term commitments. There can be no assurance that the Company will be successful in concluding the GE Capital Credit Facility or obtaining alternate financing.

(ii) EDA Loan

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of December 31, 1996, the Company used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.2% at December 31, 1996). As a result of several factors, including those relating to the Company's restated financial statements, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the EDA Loan. There can be no assurances that the Company will be successful in obtaining the waiver. To date, the Company is current with respect to scheduled principal and interest payments. The entire obligation has been classified as current in the December 31, 1996 balance sheet.

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

         On May 5, 1997, a securities class action lawsuit entitled Feldbaum v. USA Detergents, Inc. et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors; the Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc. et al., No. 97-2459, was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Since the Einhorn lawsuit was filed, twelve additional securities class action lawsuits have been filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purport to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally allege that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions assert that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The class actions do not specify an amount of damages. In June and July 1997, the U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re USA Detergents, Inc. Securities Litigation, Master File No. 97-CV-2459 (MTB), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel. Lead plaintiffs are expected to file a consolidated amended class action complaint within thirty days after the Company issues its restated financial statements, which issuance will occur upon the filing of this Report on Form 10-K/A. The Company intends to defend this action vigorously. An unfavorable outcome in the litigation could have a material adverse effect on the Company's financial condition and results of operations.

         On September 12, 1997, the Company became aware of a claim by the North Brunswick Water Company ("NBWC") covering, among other things, unpaid water and sewer charges aggregating approximately $5,000,000. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and requesting injunctive relief to prevent NBWC from taking any steps to discontinue service pending the resolution of the claim. Pursuant to a Consent Order dated October 21, 1997, the Company paid $532,118 to NBWC, subject to refund, pending the resolution of the matter. Based on a preliminary assessment made by independent counsel for the Company of the underlying basis for NBWC's claim, management believes that the Company's obligation, if any, to NBWC will not have a significant impact on the Company's results of operations or financial position beyond amounts already paid.

Note Receivable

         In December 1995, the Company loaned approximately $2.3 million to an unaffiliated third party in connection with such third party's acquisition of a powder detergent manufacturing facility. Amounts outstanding under such loan bore interest at 10.0% per annum and were payable on demand. The loan was secured exclusively by the stock and assets of the borrower. The Company had an option to purchase the manufacturing facility for the amount of the loan.

         During June 1997, the Company exercised its purchase option, by the cancellation of a $2,250,000 promissory note, to acquire a powder plant facility located in Chicago. This facility provides the Company with its entire powder production requirements. As part of the transaction, the Company assumed a land lease upon which the Company's Chicago operations are located. The lease, which expires in 2080, provides for rent to be paid annually in the amount of $1,000 plus a variable amount adjusted for inflation. The total rent paid for the year ended December 31, 1997 was approximately $9,000.

Leases
         The Company is committed under various operating leases which expire at varying dates through the year 2004. Aggregate minimum future lease payments, exclusive of payments for real estate taxes and operating costs, are as follows (in thousands):

         YEAR ENDING
         DECEMBER 31,
         ------------

         1997.....................................  $  2,527
         1998.....................................     2,477
         1999.....................................     2,059
         2000.....................................     1,745
         2001.....................................     1,269
         Thereafter...............................     2,250
                                                    --------
                                                     $12,327
                                                    ========

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

Profit Sharing Plan

         The Company has a profit sharing plan based on the amount by which the Company's operating gross margin (the "OGM"), as defined, exceeds ten percent. If the Company's OGM exceeds ten percent, a percentage of that excess is placed in a bonus pool based on a predetermined formula provided that the total amount available for distribution is only based on annual gross sales up to $200 million. For the year ended December 31, 1996, fifty-two percent of the bonus pool was allocated for distribution to senior executives. Of the remainder of the bonus pool, no participant can currently receive a distribution greater than 50% of his or her base salary. Amounts not allocated for distribution under the bonus pool will not be distributed. The Company did not make payments under the plan through December 31, 1994, as amounts would have been immaterial and were waived. For the years ended December 31, 1995 and 1996, approximately $231,000 and $410,000, respectively, was distributed under the plan.

Employment Agreements

         The Company is obligated under various employment agreements expiring in 2000. As of December 31, 1996 and unaudited October 30, 1997, the minimum future annual amounts payable under these agreements are as follows (in thousands):


                       October 30, 1997          December 31, 1996
                       ----------------          -----------------
1997                    $         141             $       1,000
1998                              696                     1,000
1999                              546                       200
2000                              150                        --
                        -------------             -------------
                        $       1,533             $       2,200
                        =============             =============


Restructuring Costs

         In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at an estimated cost of $2.4 million. These restructuring costs include the cost of moving the candle line and inventory, write-off of related leasehold improvements and a portion of the future lease commitment and associated lease expenses. The Company expects the property to be re-leased during 1998 thereby eliminating or substantially reducing the then remaining lease obligation.

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

New Facility

         On January 22, 1997, the Company entered into a contract to purchase a 650,000 square foot distribution facility in North Brunswick, New Jersey, adjacent to the Company's existing facility for a purchase price of $7,200,000. Subsequent thereto, the Company consolidated its entire East Coast warehousing and distribution operation at this new facility. The purchase of this distribution facility was funded by the $10 million Bridge Loan II from PNC.

6.       INCOME TAXES

         Components of income taxes are as follows:

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                   1994            1995              1996
                                   ----            ----              ----
         Current:                             (IN THOUSANDS)
           Federal...............   $--           $1,403            $2,319
           State and local.......    83              393               313
           Deferred..............    --              360              (159)
                                    ---           ------            ------
                                    $83           $2,156            $2,473
                                    ===           ======            ======

         Temporary differences which give rise to net deferred tax liabilities at December 31, 1995 and 1996 are as follows:

                                                                DECEMBER 31,
                                                                ------------
                                                             1995         1996
                                                             ----         ----
                                                              (IN THOUSANDS)
         Deferred tax liabilities
            Depreciation..........................           $990       $1,237
                                                             ----       ------
         Deferred tax assets
            Straight-lining of step rental increases          466          502
            Allowance for bad debts...............            107          527
            Inventory capitalization..............             37           15
            Miscellaneous.........................             20           (8)
                                                             ----        -----
                                                              630        1,036
                                                             ----        -----

         Net deferred tax liabilities.............           $360         $201
                                                             ====         ====

         A reconciliation of income taxes at the Federal statutory rate to amounts provided is as follows:

                                                                DECEMBER 31,
                                                                ------------
                                                              1995       1996
                                                              ----       ----
                                                               (IN THOUSANDS)

         Tax provision computed at statutory rate.           $3,122     $2,101
         State and local income taxes..................         264        206
         Non taxable earnings during period prior to
            conversion to C corporation status.........      (1,522)        --
         Recognition of deferred taxes upon conversion
            to C corporation status....................         227         --
         Other--net....................................          65        166
                                                             ------     ------
                                                             $2,156     $2,473
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

         1995 Stock Option Plan. -- Effective in August 1995, the Company adopted the USA Detergents, Inc. 1995 Stock Option Plan (the "1995 Plan"), pursuant to which options to acquire an aggregate of 388,935 shares of Common Stock may be granted to key employees and consultants of the Company or any of its subsidiaries. In July 1997, the maximum number of shares of Common Stock authorized to be granted under the 1995 Plan was increased to 1,000,000, subject to approval of the Company's stockholders. The 1995 Plan authorizes the Board to issue incentive stock options ("ISO's"), as defined in Section 422A(b) of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("Non-ISO's"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or any subsidiary ("10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than the par value of the Common Stock.

Generally, options will vest over a three to five year period and may not be exercised after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Shareholder) of their grant. Options may not be transferred during the lifetime of an optionholder. No stock options may be granted under the 1995 Plan after 2005.

         Non-Employee Directors' Plan. -- Effective in August 1995, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), pursuant to which options to acquire an aggregate of 75,000 shares of Common Stock may be granted to non-employee directors. In July 1997, the maximum number of shares of Common Stock authorized to be granted under the Directors' Plan was increased to 125,000. The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of (1) an option to purchase 4,500 shares of Common Stock on the later of the date of such director's initial election or appointment to the Board of Directors or the date of adoption of the Directors' Plan, and (2) an option to purchase 4,500 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on that anniversary date a non-employee director. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and become exercisable in four equal quarterly installments commencing on the date which is three months after the date of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors'
Plan). The options may be exercised by payment in cash, check or shares of Common Stock.

         In December 1993, the Company granted an option to an executive covering 119,145 shares of common stock exercisable in four annual installments beginning December 31, 1995. This option is exercisable at $2.00 per share. Through December 31, 1996, 29,786 shares have been purchased pursuant to the exercise of this option.

         Activity in the 1995 Plan and the Directors' Plan since inception is as follows:


                                             NUMBER OF     EXERCISE PRICE
                                              OPTIONS          RANGE
                                              -------          -----
Granted in 1995............................   154,650     $9.67     $12.67
Canceled ..................................    (7,500)     9.67      12.67
                                              -------
Options outstanding, December 31, 1995.....   147,150      9.67      12.67
Granted in 1996............................   139,500     15.75      37.00
Canceled ..................................    (1,125)     9.67       9.67
Exercised..................................   (30,412)     9.67      12.67
                                              -------
Options outstanding, December 31, 1996.....   255,113      9.67      37.00
                                              =======

         As of December 31, 1996, total options outstanding and options exercisable consist of the following:

                      NUMBER OF OPTIONS       EXERCISE      NUMBER OF OPTIONS
GRANT DATE               OUTSTANDING           PRICE           EXERCISABLE
----------               -----------           -----           -----------
Dec-93                       89,350            $  2.00            29,786
Aug-95                      106,613               9.67             7,500
Aug-95                        4,500              11.92             4,500
Aug-95                        4,500              12.67             4,500
Jan-96                      101,100              15.75                --
Aug-96                       13,500              31.50                --
Oct-96                        8,000              37.00                --
Oct-96                       16,900              33.00                --
                            -------                               ------
                            344,463                               46,286
                            =======                               ======

         As of December 31, 1996, there were 178,410 options available for future grant under the Plans and 46,286 outstanding options were exercisable.

         During the year ended December 31, 1996, the Company obtained proceeds approximating $364,000 from the exercise of 60,198 stock options.

         The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $1,840,839 which would be expensed over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 5.2%-6.2%, expected life of 3 years and expected volatility of 48.85%-73.07%. Dividends are assumed to be zero. The pro forma impact of following the provisions of FASB Statement No. 123 on the Company's net income and income per share would be as follows:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                                1995        1996
                                                                              (in thousands, except
                                                                                  per share data)

Net income (1995 reflects pro forma
net income)                             -   as reported                         $5,425     $3,707
                                                                                ======     ======

                                        -   pro forma                           $5,351     $3,281
                                                                                ======     ======

Net income per common share (1995
reflects pro forma net income per
common share)                           -   as reported                         $  .43     $  .27
                                                                                ======     ======

                                        -   pro forma                           $  .43     $  .24
                                                                                ======     ======

         Net income per share has been calculated using the weighted average shares outstanding during the periods.

9.       SELECTED QUARTERLY DATA (UNAUDITED)

         The following table sets forth selected quarterly financial information for the years ended December 31, 1996 and 1995 (in thousands of dollars, except per share amounts):

                                    Three months ended                 Three months ended
                                     December 31, 1996                 December 31, 1996
                                 (As previously reported)                (As restated)
                                 ------------------------                -------------
Net sales                           $            48,944                $            48,204
Gross Profit                                     16,200                             11,138
Net income(loss)                                    924                             (2,119)
Net income (loss) per share         $               .07                $              (.15)

                                    Three months ended                 Three months ended
                                    September 30, 1996                 September 30, 1996
                                 (As previously reported)                (As restated)
                                 ------------------------                -------------
Net sales                           $          48,105                  $          47,447
Gross Profit                                   16,387                             15,079
Net income                                      3,152                              1,701
Net income per share                $             .23                  $             .12

                                    Three months ended                 Three months ended
                                       June 30, 1996                     June 30, 1996
                                 (As previously reported)                (As restated)
                                 ------------------------                -------------
Net sales                           $          42,915                  $          43,328
Gross Profit                                   14,564                             14,350
Net income                                      2,703                              2,658
Net income per share                $             .20                  $             .20

                                    Three months ended                 Three months ended
                                      March 31, 1996                     March 31, 1996
                                 (As previously reported)                (As restated)
                                 ------------------------                -------------
Net sales                           $          34,067                  $          33,445
Gross Profit                                   11,542                             10,359
Net income                                      2,088                              1,467
Net income per share                $             .16                  $             .11

                                                       Pro-forma Net Income
       Quarter Ended      Net Sales    Gross Profit     Amount    Per Share
       -------------      ---------    ------------     ------    ---------
          3/31/95          $23,255         $6,426         $968       $.08
          6/30/95           25,652          7,277        1,192        .10
          9/30/95           27,120          8,770        1,616        .13
         12/31/95           28,851          9,484        1,649        .12
                          --------        -------       ------       ----
             Year         $104,878        $31,957       $5,425       $.43
                          ========        =======       ======       ====

10.      MANAGEMENT'S PLANS

         During the fourth quarter of 1996 and the nine months ended September 30, 1997, the Company incurred losses of $2,119,000 and $21,219,000, respectively, attributable primarily to increased material costs relating to: incremental freight costs incurred during the integration of the Company's Chicago, Harrisonville and Edison facilities; manufacturing inefficiencies caused by a high level of production line change-overs to meet increased customer demands and short production runs during the start-up and validation of new production line capacity; the write-down of raw materials and finished goods inventory associated with discontinued product and sales of close-out products; and increased levels of unabsorbed material waste variances related to these plant integration issues. There were significant additional costs for underabsorbed overhead and increased levels of warehousing and distribution associated with plant assimilation. Further, the Company significantly increased co-op advertising and other customer marketing expenses as it increased sales to grocery wholesalers and supermarket chains. As a result of the losses incurred through September 30, 1997, the Company has experienced difficulty in meeting its liquidity needs. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for the balance of 1997 and 1998 contemplates continuing its cost reduction programs. Such programs include: the shut-down of the Company's Edison candle manufacturing facility and consolidation of candle manufacturing operations in North Brunswick which was completed in the second quarter of 1997,reduction in temporary labor; automation of manufacturing facilities related to spray products; production rationalization; increased use of high speed fillers and cartoners; and improved production planning and control.

11.      RESTATEMENT

         The Company has restated its financial statements for the year ended December 31, 1996 as a result of errors and irregularities discovered subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to (1) unrecorded vendor invoices and vendor rebates resulting in an understatement of cost of goods sold; (2) shipping cut-offs resulting in an over statement of sales and slotting costs; and (3) inappropriately capitalized labor resulting in an understatement of selling, general and administrative expenses.

         The effect of the restatements on the Company's balance sheet at December 31, 1996 and statement of operations for the year ended December 31, 1996, are summarized as follows:

                                                           Year Ended               Year Ended
                                                        December 31, 1996        December 31, 1996
                                                    (As Previously Reported)       (As Restated)
                                                         (in thousands, except per share data)

Statement of Operations
-----------------------
Net sales                                                  $174,031                  $172,424
Gross profit                                                 58,693                    50,926
Selling, general and                                         43,046                    43,878
   administrative
Income from Operations                                       15,647                     7,048
Net income                                                    8,867                     3,707
Net income per share                                            .65                       .27

                                                                December 31, 1996
                                                 -----------------------------------------------
                                                  (As Previously Reported)        (As Restated)
                                                                        (in thousands)
Balance Sheet
-------------
Total current assets                                       $ 64,976                  $ 66,368
Total assets                                                 98,904                    98,476
Total current liabilities                                    24,414                    31,047
Total liabilities                                            57,645                    62,377
Total stockholders' equity                                   41,259                    36,099

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            USA DETERGENTS, INC.

Dated:  March 17, 1998                      By: /s/ Uri Evan
                                               -------------------------------
                                               Name:  Uri Evan
                                               Title: Chief Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to its Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                  Title                                Date
---------                  -----                                ----

/s/ Uri Evan               Chief Executive Officer and          March 17, 1998
----------------------     Chairman of the Board of
    Uri Evan               Directors and President

/s/ Richard D. Coslow      Chief Financial Officer (Principal   March 17, 1998
----------------------     Financial Officer and Principal
     Richard D. Coslow     Accounting Officer)

/s/ Daniel Bergman         Director                             March 17, 1998
----------------------
    Daniel Bergman

/s/ Frederick R. Adler     Director                             March 17, 1998
----------------------
    Frederick R. Adler

/s/ Richard A. Mandell     Director                             March 17, 1998
----------------------
    Richard A. Mandell

/s/ Dr. Shlomo Kalish      Director                             March 17, 1998
----------------------
    Dr. Shlomo Kalish

                     USA DETERGENTS, INC. AND SUBSIDIARIES

            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (000'S)


            DESCRIPTION             BALANCE AT    ADDITIONS    DEDUCTIONS    BALANCE AT
            -----------              BEGINNING      CHARGED    ----------   END OF PERIOD
                                     OF PERIOD    TO PROFIT                 -------------
                                     ---------    AND LOSS         (A)
                                                  --------         ---
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1994             $84         $130          $130           $84

Year ended December 31, 1995             $84         $421          $229          $276

Year ended December 31, 1996            $276       $1,421          $348        $1,349

(A)      Represents write-offs of uncollectible accounts receivable.