Form 10-K
period 1997-12-31
USA DETERGENTS INC
filed 1998-03-31
CIK 946816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________________
         Commission File No. 0-26568

                              USA DETERGENTS, INC.
             (Exact name of registrant as specified in its charter)

                              Delaware                                              11-2935430
-------------------------------------------------------------------    ------------------------------------
   (State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

                         1735 Jersey Avenue
                     North Brunswick, New Jersey                                       08902
--------------------------------------------------------------------           --------------------
              (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (732) 828-1800

Securities registered pursuant to Section 12(b) of the Act:              Name of each exchange
         Title of each class                                               on which registered
         ---------------------------------------                       -----------------------

                  None                                                     Not Applicable
         ------------------                                              -------------------

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's Common Stock, as of March 17, 1998, was 13,825,227 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the closing price of such stock on the Nasdaq National Market on March 17, 1998 and the assumption for this computation only that all directors and executive officers are affiliates) was $117,572,424.

Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 1998, incorporated by reference into Parts II and III.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         USA Detergents is a leading manufacturer and marketer of quality nationally distributed value brand laundry and household cleaning products. The Company currently markets its products in eight laundry and household product categories and features eleven distinct value brands. Two of the Company's brands, XTRA(R) and Nice'n FLUFFY(R), currently rank among the ten largest brands in their respective product categories in terms of total retail sales in the United States. XTRA(R) and Nice'n FLUFFY(R) represented 61% and 19%, respectively, of the Company's net sales in 1997. The Company sells its products to large and small retailers throughout the United States including supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores. The Company's largest six customers are: Wal-Mart Stores, Inc., K-Mart Corp., Walgreen Co., Super Value Inc., Eckerd Corporation and Fleming Companies, Inc.

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

         While the leading supplier varies among different Household Products categories, the overall market for Household Products is dominated by two principal suppliers: Procter & Gamble Co. and Unilever N.V. The Company believes these two premium-priced brand suppliers accounted for approximately 65%, in the aggregate, of retail sales of Household Products in 1997.

         The Company views the market for Household Products as being segmented into four types of brands: value brands, store brands, mid-priced brands and premium-priced brands. The Company believes that consumer purchases of laundry and household cleaning products are determined, in large part, by price, with certain consumers willing to pay a premium for leading national brand names and the latest packaging and technology while other consumers demand value-priced brands incorporating certain features found in premium-priced products. The Company believes the primary characteristics of each of these types of brands are as follows:

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

Further Market Penetration

         The Company focuses its sales efforts on supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores, particularly those whose retailing philosophy closely corresponds to the Company's high value, low cost marketing philosophy. The Company intends to continue increasing its market penetration by distributing its products through additional supermarkets, as well as other retail outlets. For the quarter ending December 31, 1997, Information Resources, Inc. Retail Review data indicates that the Company's XTRA(R) liquid laundry detergent and Nice'n FLUFFY(R) liquid fabric softener were sold to retailers representing 68.3% and 69.9%, respectively, of all commodity volume ("ACV") distribution within the food, drug and mass merchants sector, up from 62.9% and 65.0%, respectively, in the quarter ended December 31, 1996. ACV distribution for a product represents the percentage of food, drug and mass merchant retail outlets (as measured by aggregate retail sales) which sold that product during a specified time period in the United States. The Company intends to use the access to retailers it has gained through the success of its XTRA(R) and Nice'n FLUFFY(R) brands to increase the penetration of its other products through these existing retail outlets.

Controlled Expansion of Product Line

         The Company introduced 38 new products in 1996 and 65 new products in 1997, including re-formulations and alternate sizes. Net sales of products introduced in 1997 were $16.2 million or 7% of net sales for the year ended December 31, 1997.

PRODUCTS

         The Company currently sells its products primarily in eight Household Product categories under eleven distinct brand names. The Company's products include the following:

 PRODUCT CATEGORY               PRIMARY COMPANY BRANDS
 ----------------               ----------------------
  (HOUSEHOLD PRODUCTS)
   Liquid Laundry Detergent     XTRA(R)
   Powder Laundry Detergent     XTRA(R)
   Liquid Fabric Softener       Nice'n FLUFFY(R)
   Fabric Softener Sheets       Nice'n FLUFFY(R)
   Household Cleaners           Touch of Glass(R), Swiss Pine(R),
                                Tile Action(TM), Fabulous(TM), Plumber's Aid(TM)
   Dish Detergent               XTRA(R) Plus, Crystal Shine(R)
   Personal Soap Products       Fine Care(R)
   Air Fresheners               Country Air(TM)
  (AUTOMOTIVE PRODUCTS)
   Automotive Products          Speedway(R)

         The Company's laundry detergents and fabric softeners accounted for an aggregate of approximately 83% and 80% of the Company's net sales in 1996 and 1997, respectively, with XTRA(R) liquid laundry detergent accounting for 48% and 45% of net sales in these periods, respectively. The Company's financial results and condition are substantially dependent on the continued success and growth of sales of these products. A number of factors could limit sales of these products by the Company, or the profitability of such sales, including competitive efforts by other manufacturers of similar products, shifts in consumer preferences or introduction and acceptance of alternative product offerings.

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

MARKETING AND DISTRIBUTION

         The Company sells its products to large and small retailers throughout the United States. The Company's various branded products historically have been sold primarily to supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores. Significant customers of the Company include Wal-Mart, K-Mart, Walgreens, Super Value, Eckerd Drug Company and Fleming Corp. The following table sets forth the Company's percentage of net sales for fiscal 1995, 1996 and 1997 by retail distribution channel:

                                              PERCENTAGE OF NET SALES
                                    ---------------------------------------
    DISTRIBUTION CHANNEL             1995             1996             1997
    --------------------             ----             ----             ----
    Supermarkets                     32.1             40.6             44.6
    Mass Merchandisers               29.0             27.5             24.2
    Variety and Dollar Stores        24.5             16.8             11.0
    Drug Stores                       8.8              9.8             11.2
    Small Grocery and Other           5.6              5.3              9.0
                                    -----            -----            -----
        Total                       100.0            100.0            100.0
                                    =====            =====            =====

         The Company's largest customer, Wal-Mart accounted for approximately 17%, 17% and 13% of net sales in 1995, 1996 and 1997 respectively. No other customer of the Company accounted for more than 10% of the Company's net sales during 1996 or 1997. As is customary in the Household Products industry, the Company does not have long-term contracts with its customers. A significant reduction of purchases by any of the Company's largest customers could have a material adverse effect on the Company's business and results of operations.

         As of December 31, 1997, the Company sold its products through its own 47 person national sales department, which included seven regional offices, supported by a network of 114 independent brokers and sales representatives. In 1997, approximately 52% of the Company's net sales were generated by its internal sales force with independent broker assistance, with the remaining 48% of net sales generated without broker assistance. Each salesperson is compensated by salary and commissions.

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

         Substantially all product distribution is centralized at the Company's facilities in New Jersey, Missouri and Chicago. Products generally are delivered to a retailer's distribution center, although the Company distributes products representing a limited amount of net sales directly to retail outlets. Substantially all of the Company's products are delivered by independent trucking companies.

         Beginning in the latter part of the third quarter of 1996, the Company experienced distribution difficulties and late customer deliveries primarily attributable to the Company's continuing rapid growth in sales and the assimilation of three new manufacturing and distribution facilities. The effect of these factors was to increase the costs associated with plant integration, distribution and customer returns and allowances, thus having a material adverse effect on the results of the Company's operations for 1996 and 1997. While the Company is working with its customers to establish and assure efficient distribution, there can be no assurance that such efforts will be successful or that similar or new problems with distribution will not occur in the future.

MANUFACTURING AND SUPPLY

         During 1997, the Company manufactured substantially all of its liquid products at its facilities in North Brunswick, New Jersey and in Harrisonville, Missouri. The manufacturing process at the Company's facilities consists of blending liquid chemicals and fragrance, which the Company purchases from independent suppliers, and packaging such blends to create finished products. Blending is done according to or by modifying formulas provided by the Company's chemical suppliers. The Company conducts quality control tests on raw materials on a regular basis and also conducts stringent quality control tests on its products during and after the manufacturing process. Any extended interruption of operations at the Company's manufacturing facilities could have a material adverse effect on the Company's business and results of operations.

         For the year ended December 31, 1997, the Company purchased approximately 63% of its liquid chemicals from three suppliers, Stepan Company, Union Carbide and Henkel Corporation. The Company's powder detergent was produced at a now-owned facility in Chicago. Previously, the Company had entered into a management agreement with the prior owner of the facility pursuant to which the Company maintained manufacturing control, and a supply agreement pursuant to which the Company purchased all of the supplier's output. See Note 5 to "Notes to Consolidated Financial Statements."

         Substantially all of the bottles used by the Company during 1997 at its manufacturing facilities were purchased from Owens-Illinois Plastics Products Inc. and Owens-Illinois Closure Inc. (collectively referred to as "Owens"). The Owens plants used in connection with the manufacture of such bottles are located near the Company's manufacturing facilities and the majority of each Owens plant's production is dedicated to the Company. In June 1996, the Company entered into a supply agreement expiring January 31, 2001 with Owens pursuant to which the Company has agreed to purchase substantially all of its plastic bottle packaging requirements from Owens in return for Owens' agreement to dedicate certain of its machinery to meet the Company's packaging requirements and provide additional machinery if necessary. Owens also has agreed to use its best efforts to expand its capacity to meet the Company's continued growth in exchange for the Company's continuing commitment to purchase bottles from Owens. Certain molds used to manufacture the Company's packaging are not owned by the Company. The Company has also entered into various agreements with certain affiliates of Owens, pursuant to which these entities provide the Company with its trigger sprayers, measuring scoops and label needs and the Company agreed to make Owens its exclusive supplier of such items.

         In January 1996, the Company entered into a lease for a facility located in Edison, New Jersey. Until recently, this facility was used for the manufacture of its scented candle air freshener products and additional warehouse and distribution capacity. In May 1997, the Company, as part of its cost reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operation to the Company's North Brunswick, New Jersey facility. The Company is attempting to sublease this facility. In addition, in 1997 the Company purchased a new facility adjacent to its existing North Brunswick, New Jersey facility to consolidate its East Coast warehousing operations. See Item 2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring Costs."

         The Company also has certain products manufactured to the Company's specifications by independent contractors. The Company subcontracts the manufacture of products based on cost-effectiveness, manufacturing capacity and a desire to avoid large capital commitments associated with manufacturing before the Company can determine the long-term success of such products. The Company's purchases from subcontractors are generally made pursuant to purchase orders.

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

INVENTORY PRACTICE AND ORDER BACKLOG

         The Household Products industry is generally characterized by prompt delivery of products by suppliers. The Company strives to maintain the time between the Company's receipt of a customer's order and shipment to the customer at one to seven business days. The Company generally maintains between two and ten days of finished core products inventory. As a result of the short lead time between the order and delivery of its products, the Company does not maintain a significant backlog. The Company experienced distribution difficulties beginning in the latter part of the third quarter of 1996 and during 1997 attributable to the Company's continuing rapid growth in sales and the assimilation of three new manufacturing and distribution facilities. See "-- Marketing and Distribution."

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

         The Company estimates, based on Information Resources, Inc. Retail Review data for the year ended December 31, 1997, that the two largest suppliers in the laundry and household cleaning products industry held approximately 65%, in the aggregate, of the domestic market for such products. These two suppliers, Procter & Gamble Co. and Unilever N.V., accounted for an aggregate of approximately 64% and 69% of 1997 domestic retail sales of liquid laundry detergents and liquid fabric softeners, respectively. These two product categories accounted for 45% and 19% respectively, of the Company's net sales in 1997.

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

EMPLOYEES

         As of December 31, 1997, the Company had 592 full-time employees, of whom 53 worked in executive, administrative or clerical capacities, 351 worked in design and manufacturing, 141 worked in warehouse facilities and 47 worked in sales. The Company believes that its relations with its employees are good. The Company has never experienced any interruption of any of its operations due to a labor disagreement with its employees. The Company also utilizes temporary employees as necessary.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers and significant employees of the Company as of December 1, 1997:

NAME                 AGE     POSITION
----                 ---     --------
Uri Evan             62      Chairman of the Board of Directors; Chief
                             Executive Officer;
Richard D. Coslow    56      Senior Vice President; Chief Financial Officer;
                             Treasurer
Frank Corella        54      Vice President of Sales and Marketing
Daniel Bergman       40      Vice President; Director of New York Metro Sales;
                             Secretary; Director


         URI EVAN has been Chairman of the Board of the Company since 1989 and Chief Executive Officer since 1993. Since 1993, Mr. Evan has been Vice Chairman and Chief Executive Officer of American Value Brands Inc., a food marketing company of which he was a co-founder. In addition, Mr. Evan has been Chairman of Net Grocer Inc., a nationwide, low-cost interactive grocery shopping service on the Internet. Mr. Evan is a co-founder of Net Grocer Inc. From 1991 to 1992, he served as Chairman and Chief Executive Officer of I. Rokeach & Sons Inc., a kosher food manufacturing and marketing company. From 1988 to 1990, Mr. Evan was Chairman and Chief Executive Officer of Newrock Development Inc., a real estate development company. From 1969 to 1986, Mr. Evan was President and Chief Executive Officer of Engineering Services Group, a Tel Aviv-based international engineering, printing and publishing conglomerate of which he was a co-founder. From 1970 to 1982, he served as Chairman of Organization and Management Sciences Consultants Ltd., an Israeli management and computer sciences firm of which he was a co-founder.

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

ITEM 2.  PROPERTIES

         The Company currently conducts a substantial portion of its operations from a 360,000 square foot facility located in North Brunswick, New Jersey. The Company's executive offices and its manufacturing, administration, receiving and shipping departments are all located in that facility. The lease relating to such facility expires in 2004, subject to two five-year extensions.

         For the fiscal year ended December 31, 1997, the Company recorded total rent expense and real estate taxes for all properties of approximately $1.8 million.

         In January 1996, the Company entered into a lease for a 175,000 square foot facility located in Edison, New Jersey. This facility was used by the Company for the manufacture of the Company's scented candle air freshener products and for additional warehouse and distribution capacity. The lease relating to such facility expires in 2001, subject to one five-year extension, and provides for an annual rental of $568,750. In May 1997, the Company, as part of its cost reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operation to the Company's North Brunswick, New Jersey facility. The Company currently is attempting to sublease this facility.

         In August 1996, the Company purchased a 360,000 square foot facility located near Kansas City, Missouri for the production of additional liquid laundry products and distribution. The Company also leases seven additional sales offices throughout the United States.

         In addition, in 1997, the Company purchased a 650,000 square foot facility in North Brunswick, New Jersey, adjacent to the Company's existing facility. This facility was utilized as part of the Company's consolidation of its entire East Coast warehousing and distribution operation. This property is currently the subject of an Administrative Consent Order issued by the New Jersey Department of Environmental Protection (the "NJDEP"), relating to the remediation of certain hazardous wastes which were discharged onto the property by the seller. The seller has undertaken substantial remediation efforts to date to clear the property of these hazardous wastes and has posted a bond with the NJDEP to secure the costs to continue such clean-up activities. In addition, the seller has provided the Company with an undertaking to complete the clean-up of the property to the standards required by the NJDEP, and a complete indemnity against any claims or obligations to clean up the property which may be asserted against the Company and which arise from any hazardous wastes that existed on the property on the date the Company acquired the property. While the Company believes it has taken adequate steps to protect its interests, there can be no assurance that the Company will not incur costs in connection with environmental matters concerning the property.

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

         On September 12, 1997, the Company became aware of a claim by the North Brunswick Water Company ("NBWC") covering, among other things, unpaid water and sewer charges aggregating approximately $5,000,000. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery

Division, Middlesex County, challenging NBWC's claim and requesting injunctive relief to prevent NBWC from taking any steps to discontinue service pending the resolution of the claim. Pursuant to a Consent Order dated October 21, 1997, the Company paid $532,118 to NBWC, subject to refund, pending the resolution of the matter. This charge is included in selling, general and administrative expenses. Based on a preliminary assessment made by independent counsel for the Company, of the underlying basis for NBWC's claim, management believes that the Company's obligation, if any, to NBWC will not have a significant impact on the Company's results of operations or financial position beyond amounts already paid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's shares of common stock (the "Common Stock") are quoted on the Nasdaq National Market under the symbol "USAD". The Common Stock was . initially offered to the public on August 7, 1995 at $9.67 per share (the "1995 IPO"). The following table sets forth for the periods indicated the high and low reported last sale prices per share for the Common Stock as reported by The Nasdaq National Market. All last sale prices for periods prior to February 9, 1996 have been divided by 1.5, the assumed effect of a stock split on January 30, 1996.

                                                 HIGH             LOW
                                                ------           ------
           FISCAL
           1996
           First Quarter                        $32.50           $15.75
           Second Quarter                        47.00            30.36
           Third Quarter                         41.13            27.00
           Fourth Quarter                        41.63            31.88

           FISCAL 1997
           First Quarter                        $45.25           $20.38
           Second Quarter                        24.75            10.00
           Third Quarter                         14.88            10.75
           Fourth Quarter                        12.50             7.63

           FISCAL 1998
           First Quarter (through March 17)     $13.75            $7.75

The number of stockholders of record of the Common Stock on March 17, 1998 was
87. On March 17, 1998, the last reported sale price of the Common Stock as reported by The Nasdaq National Market was $11.50 per share.

DIVIDEND POLICY

The Company has never paid dividends other than S Corporations distributions and does not anticipate paying any dividends in the foreseeable future. Certain of the Company's credit facilities contain restrictions on the Company's ability to declare and pay dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (IN THOUSANDS EXCEPT PER SHARE DATA)

         The following selected financial data are derived from the audited consolidated financial statements of the Company. The consolidated financial statements for the years ended December 31, 1994, 1995, 1996 and 1997 have been audited by Deloitte & Touche LLP. The consolidated financial statements for the years ended December 31, 1994 and 1993 do not appear in this Annual Report. No cash dividends, other than S corporation distributions, were paid for any years presented.



                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                           1993         1994        1995         1996           1997
                                                           ----         ----        ----         ----           ----
INCOME STATEMENT DATA:
Net sales                                                $46,939     $68,663      104,878     $172,424        $227,269
Cost of goods sold                                        36,896      51,588       72,921      121,498         175,851
                                                        --------  ----------      -------     --------     -----------
Gross profit                                              10,043      17,075       31,957       50,926          51,418
Selling, general and administrative expenses               8,445      12,182       22,232       43,878          70,826
Non-recurring expenses(1)                                    893          --           --           --              --
Restructuring costs(3)                                        --          --           --           --           2,379
                                                        --------  ----------      -------     --------     -----------
Income (loss) from operations                                705       4,893        9,725        7,048         (21,787)
Interest expense-net                                         383         543          544          868           2,742
                                                        --------  ----------      -------     --------     -----------
Earnings (loss) before provision (benefit) for
income tax                                                   322       4,350        9,181        6,180         (24,529)
Income tax provision (benefit)                                22                    2,156        2,473          (3,448)
                                                        --------  ----------      -------     --------     -----------
                                                                          83
Net income (loss)                                       $    300  $    4,267      $ 7,025     $  3,707     $   (21,081)
                                                        ========  ==========      =======     ========     ===========

Basic net  income (loss) per share                                                            $    .27     $     (1.53)
                                                                                              ========     ===========
Weighted average number of shares outstanding                                                   13,589          13,789
                                                                                              ========     ===========
Diluted net income (loss) per share                                                           $    .27     $     (1.53)
                                                                                              ========     ===========
Weighted average number of shares outstanding and
dilutive options                                                                                13,840          13,789
                                                                                              ========     ===========
PRO FORMA INCOME STATEMENT DATA(2):
Earnings before income tax as reported                               $ 4,350      $ 9,181
Pro forma income tax provision                                         1,689        3,756
                                                                     -------      -------
Pro forma net income                                                 $ 2,661      $ 5,425
                                                                     =======      =======
Pro forma basic net income per share                                 $   .22      $   .43
                                                                     =======      =======
Weighted average number of shares outstanding                         11,915       12,494
                                                                     =======      =======
Pro forma diluted net income per share                               $   .22      $   .43
                                                                     =======      =======
Weighted average number of shares outstanding and
dilutive options                                                      11,915       12,553
                                                                      ======       ======




                                                                               DECEMBER 31,
                                                          ---------------------------------------------------------
                                                            1993        1994         1995        1996          1997
                                                            ----        ----         ----        ----          ----
Working capital (deficit)                                 $ (30)     $ 5,154      $11,132     $35,321        $7,308
Total assets                                              19,718      24,449       40,590      98,476       102,808
Short-term debt                                            4,425       3,860        7,320       5,819         2,501
Long-term debt                                             4,563       6,180        1,830      29,311        38,998
Stockholders' equity                                       1,850       5,880       20,292      36,099        15,584

----------------------------
(1)Consists of plant relocation expense of $474,000 and loss on theft of inventory of $419,000 in 1993.

(2)Pro forma net income represents net income less a provision for income taxes that would have been required had the Company been taxed as a C corporation during the entire period presented. The Company elected to be treated as a Subchapter S corporation until August 10, 1995 (one day prior to the closing of the Company's initial public offering (the "1995 IPO")), and, as a result, was not subject to federal and certain state income taxes prior to that time. No pro forma adjustments have been made for additional compensation expense paid to the existing stockholders of the Company who are officers of the Company associated with the termination of the Company's S corporation status in connection with the 1995 IPO or for a reduction in interest expense relating to the assumed pay down of borrowings under the Company's then existing working capital line of credit with the net proceeds of the 1995 IPO, because the net effect of such adjustments is not material. See Note 1 of "Notes to Consolidated Financial Statements" for the years ended December 31, 1995, 1996 and 1997.

(3)Restructuring costs include the cost of moving the Company's candle production line and inventory, the write-off of related leasehold improvements and a provision for future lease commitment and associated lease expenses in connection with the shut-down of the Company's Edison, New Jersey facility. All such costs were expended in 1997 except for approximately $377,000 for a provision for future rental and related lease expenses until the facility is re-leased.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain income statement data expressed as a percentage of net sales. Certain column totals set forth may not add due to rounding.

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                   1995       1996        1997
                                                   ----       ----        ----
Net sales                                         100.0%     100.0%      100.0%
Cost of goods sold                                 69.5       70.5        77.4
                                                  ------     ------     ------

Gross profit                                       30.5       29.5        22.6
Selling, general and administrative expenses       21.2       25.4        31.2
                                                  ------     ------     ------
Income / (loss) from operations                     9.3        4.1       (8.6)
Restructuring Expenses                              ---        ---         1.0
Interest expense-net                                0.5        0.5         1.2
                                                  ------     ------     ------
Earnings / (loss) before income taxes               8.8        3.6      (10.8)
Income tax provision / (benefit)                    2.1        1.4       (1.5)
                                                  ------     ------     ------
Net income (loss)                                  6.7%       2.2%      (9.3%)
                                                  ======     ======     ======


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales in the year ended December 31, 1997 increased 31.8% to $227.3 million from $172.4 million in the year ended December 31, 1996. The increase was primarily the result of an increase in unit sales of laundry products and scented candle air freshener products.

         Gross profit increased 1.0% to $51.4 million in the year ended December 31, 1997 from $50.9 million in the prior year. Gross profit decreased as a percentage of net sales to 22.6% in 1997 from 29.5% in the prior year. The decrease as a percentage of net sales was primarily attributable to an increase in material and labor costs of 3.2% and .7% of net sales, respectively, due to manufacturing inefficiencies caused by a high level of production line changeovers to meet customer demands, inefficient production runs during the start up and validation of new production lines, the write-down of raw materials and finished goods inventory associated with discontinued products in the second quarter, and sales of close-out products at reduced sales value. The decrease in gross profit as a percentage of net sales was also affected by additional costs of approximately 4.0% as a percentage of net sales relating to increased levels of warehouse, distribution and freight-in costs associated with the expansion of the Company's business from a local single-plant operation to a multi-plant national manufacturer. The decrease in gross profit as a percentage of net sales was partially offset by a 1.0% decrease in capitalized expenses. These unanticipated increased costs, which began in the latter part of 1996, continued to have a significant impact on the year ended December 31, 1997. See "-- Management's Plans".

         Management has implemented various cost reduction programs during 1997, the benefits from which have begun to be realized in the third and fourth quarters of 1997 and are expected to continue to be realized in future periods. Such programs include the shut-down of the Company's Edison candle manufacture facility, consolidation of candle manufacturing operations in North Brunswick, reduction in temporary labor, automation of manufacturing facilities related to spray products, product rationalization, increased use of high speed fillers and cartoners and improved production planning and control.

         Selling, general and administrative expenses increased 61.4% to $70.8 million in the year ended December 31, 1997 from $43.9 million for the prior year. As a percentage of net sales, these expenses increased to 31.2% in 1997 from 25.4% in the prior year. The increase as a percentage of net sales was primarily due to increases of 4.5% in marketing funds (co-op advertising, promotional allowances and slotting amortization), .7% in freight to customers and .7% in professional fees, partially offset by a decrease in the provision for bad debts.

         In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at a cost of $2.4 million. These restructuring costs include the cost of moving the candle production line and inventory, and the write-off of related leasehold improvements, a portion of the future lease commitment and associated lease expenses. All such costs were expended in 1997 except for approximately $377,000 for a provision for future rental and related lease expenses until the facility is re-leased. The Company believes the property will be re-leased during 1998 thereby eliminating or substantially reducing the then remaining lease obligation. At December 31, 1997, the remaining accrual for restructuring costs approximated $377,000.

         Interest expense-net increased to $2.7 million in the year ended December 31, 1997 from $.9 million in the prior year, primarily as a result of higher average outstanding borrowings.

         The income tax benefit for the year ended December 31, 1997 approximates 14.1% of the loss before benefit for income taxes, compared to a provision which approximates 40.0% of the earnings before provision for income taxes for the year ended December 31, 1996. This difference principally relates to a net operating loss carry forward of approximately $17,000,000 for which no benefit has been recognized.

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

         Selling, general and administrative expenses increased 97.4% to $43.9 million in the year ended December 31, 1996 from $22.2 million in the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 25.4% in 1996 from 21.2% in the prior year. The increase as a percentage of net sales was due primarily to a 1.6% increase in freight costs arising out of distribution inefficiencies, an increase of 2.7% in marketing funds, co-op advertising, promotional allowance and slotting amortization, an increase in bad debts of .4% and a .2% increase in commissions, partially offset by a decrease of .7% in salaries.

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

Seasonality

         The Company has experienced, and may experience in the future, quarter-to-quarter fluctuations in its operating results. The Company's financial performance has been somewhat weaker in the fourth quarter than in other fiscal quarters, primarily as a result of promotion-oriented retailers providing reduced or less desirable display space for the Company's laundry detergent products during the holiday shopping season. The Company expects that this trend will be somewhat mitigated as anticipated sales from supermarkets, which are less promotion-oriented during the holiday shopping season, and the sales of the Company's Country Air Candles, which traditionally have stronger sales during the fourth quarter, increase as a percentage of total net sales. The timing and introduction of new products and other factors may also cause quarterly fluctuations in the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company's working capital was $7.3 million compared to working capital of $35.3 million at December 31, 1996.

         Net cash provided by operating activities for the year ended December 31, 1997 was $12.8 million compared to net cash used in operating activities of $16.9 million in the prior year. The increase in cash provided by operating activities resulted primarily from operating losses of $21.1 million offset by a decrease in inventory of $11.6 million, an increase in accounts payable and accrued expenses of $17.9 million, a decrease in net accounts receivable of $3.5 million, and an increase in refundable income taxes of $2.9 million and depreciation and amortization of $4.8 million.

         Net cash used in investing activities for the year ended December 31, 1997 was $21.4 million relating primarily to the acquisition of a distribution center, a powder production facility and production equipment. The Company anticipates that capital expenditures for 1998 will be between $4 million and $6 million, which includes expenditures to upgrade the Company's North Brunswick, New Jersey distribution facility, enhancements to the Company's information systems and limited expenditures associated with the Company's other manufacturing and distribution capabilities.

         The increase provided by financing activities for the year ended December 31, 1997 was $8.1 million which resulted primarily from a net increase in bank debt of $6.7 million and an increase of $1.4 million in liabilities related to a purchase agreement. See - "Oracle Purchase Obligation."

PNC Bank Debt

         In December 1996, the Company entered into a credit facility with PNC Bank, National Association ("PNC") consisting of a $20,000,000 capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10,000,000 traditional revolving facility (the "December 1996 PNC Facility"). Borrowings under the December 1996 PNC Facility bore interest, at the Company's option, at LIBOR plus .50% to 1.5% (7.22% as of December 31, 1997) or one percent below the prime rate of PNC. All amounts outstanding under the December 1996 PNC Facility, as of December 31, 1997 were subject to the 7.22% LIBOR-based interest rate. Unused portions of the revolving facility were subject to a commitment fee of .25% on such unused amounts. On December 31, 1996, the Company also obtained a 60-day $4,000,000 bridge loan (the "Bridge Loan I"), bearing interest at one percent below the lender's prime rate (7.25%). On March 3, 1997, the Company repaid the Bridge Loan I facility with funds generated from working capital.

         On March 24, 1997, the Company obtained a commitment from PNC and a second lender (the "March PNC Commitment") to replace the December 1996 PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan II") to acquire a distribution center in North Brunswick bearing interest at LIBOR + 1.5% (7.22% as of December 31, 1997) to be repaid from the anticipated proceeds of the replacement facility. The December 1996 PNC Facility and Bridge Loan II were secured by a substantial portion of the Company's assets. As of December 31, 1997, approximately $40 million was outstanding under both PNC credit facilities.

         The December 1996 PNC Facility required, among other things, the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. Based on the Company's December 31, 1996 financial condition, the Company was not in compliance with various covenants and other material provisions contained in the December 1996 PNC Facility including all of the required financial covenants. In addition, based in part on the Company's performance in the first quarter of 1997, the $55 million March PNC Commitment was withdrawn.

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

         On February 25, 1998, the Company and PNC entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"), which waives all defaults under the December 1996 PNC Facility and Bridge Loan II. Under the amended agreement, the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35 million, has been extended to January 4, 1999 and bears interest at rates which range from prime plus .25% to prime plus 2%. The actual rate depends on the timing of the repayment of the indebtedness. Of the $5 million paid to PNC, $4 million was loaned to the Company by an entity owned by certain of the Company's principal stockholders at a rate of 9.5% per annum, and is due in July 1999. These stockholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owed to PNC. At December 31, 1997, $1,000,000 of the PNC debt was classified as current reflecting the difference between the amount repaid to PNC and the amount loaned to the Company by certain of its principal stockholders.

         In connection with the transaction, PNC received a warrant to purchase between approximately 140,000 and 700,000 shares of the Company's common stock, depending on the repayment date of the remaining indebtedness (140,000 shares if paid in full by September 30, 1998). In conjunction with the issuance of this warrant, the Company will recognize, in the first quarter of 1998, a deferred charge estimated to approximate $400,000. This charge will be deferred and amortized over the period ending January 4, 1999. The stockholders who funded $4 million of the $5 million payment described above and guaranteed the repayment of an additional $5 million are also expected to receive warrants or other consideration in connection with the transaction. The cost of any warrants or other consideration will be deferred and amortized over the term of the loan.

         The February 1998 PNC Facility requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1 commencing January 31, 1998, and prohibits the payment of dividends and the incurrence of new debt.

         For the year ended December 31, 1997, the Company has experienced significant operating losses relating to, among other things, its geographic expansion of its manufacturing and distribution facilities. In addition, the Company has also experienced difficulty in meeting its liquidity needs. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for 1998 includes continuing its cost reduction programs. Such programs include reduction in temporary labor, production rationalization, increased use of high speed fillers and cartoners and improved production planning and control. Management believes that the corrective actions taken in the latter part of 1997 and the ongoing cost reduction programs currently in place, will have a positive impact on operating results for 1998. Additionally, management is optimistic about its ability to replace the PNC Facility with a permanent financing facility which will more adequately support ongoing operations, debt service and capital expenditure requirements. There can be no assurance that the Company will be successful in these efforts.

         In November 1997, the Company executed a commitment letter with GE Capital for a credit facility totaling up to $52 million. The commitment provided for a three year revolving credit facility of up to $45 million, subject to availability based on eligible accounts receivable and inventory; a three year term loan of $4 million with quarterly amortization payments; and a three year term loan of $3 million with quarterly amortization payments. The credit facility would be secured by substantially all the assets of the Company. The commitment by GE Capital to extend the credit facility is subject to various conditions including, among other things, the satisfactory completion by GE Capital of its due diligence examination, evidence that the Company will have excess availability (as defined) of not less than $5 million at the time of the loan closing and the execution of definitive loan and security documents. The commitment by GE Capital expired on March 2, 1998. Management currently is negotiating with GE Capital to extend the commitment. The Company must obtain the proposed GE Capital credit facility or obtain other sources of financing in order to meet its anticipated near-term commitments. There can be no assurance that the Company will be successful in obtaining the GE Capital credit facility or in obtaining alternate financing.

EDA Loan

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of December 31, 1997, the Company used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.15% at December 31, 1997). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the terms of the EDA Loan. There can be no assurances that the Company will be successful in obtaining such waiver. To date, the Company is current with respect to scheduled principal and interest payments. The entire obligation has been classified as current in the December 31, 1997 balance sheet.

Oracle Purchase Obligation

         On May 29, 1997, the Company entered into an agreement with Oracle Credit Corporation whereby the Company financed the purchase of a new accounting system. The purchase obligation was for approximately $1.6 million, payable in three equal annual payments to be made on July 1, 1997, 1998 and 1999 with interest at 10.1%. On August 20, 1997, the agreement was assigned to Sanwa Business Credit Corporation. The Company is currently in default under the agreement which requires the Company to, among other things, make timely payments. Accordingly, the entire unpaid obligation has been classified as current and is included in other current liabilities on the Company's December 31, 1997 balance sheet.

New Facilities

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

Stock Options and Warrant

         During the year ended December 31, 1997, the Company obtained proceeds approximating $366,750 from the exercise of 53,709 stock options.

         On December 26, 1997, the Company granted a warrant to purchase 350,000 shares of Common Stock to Frederick R. Adler, a director of the Company, in consideration for the sum of $175,000 and investment banking services to be rendered by Mr. Adler during the three year period commencing January 1, 1998. The warrant is exercisable beginning December 2000 or, if earlier, upon the occurrence of an "Accelerating Event" as defined in the warrant, at an exercise price of $7.875 per share of Common Stock (the market price of the Common Stock on the grant date). The Company valued the warrant at approximately $375,000, the amount specified by an independent banking and valuation firm engaged by the Company. The value of the warrant, net of consideration to be received, will be deferred and amortized over the three year consulting period.

Restructuring Costs

         In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at an estimated cost of $2.4 million. These restructuring costs include the cost of moving the candle production line and inventory, and the write-off of related leasehold improvements, a provision for the future lease commitment and associated lease expenses. All such costs were expended in 1997 except for approximately $377,000 for a provision for future rental and related lease expenses until the facility is re-leased. The Company believes the property will be re-leased during 1998 thereby eliminating or substantially reducing the remaining lease obligation. At December 31, 1997, the remaining accrual for restructuring costs approximated $377,000.

Environmental Regulation

         The Company is subject to various federal, state and local environmental laws and regulations, including those relating to wastewater discharge, air quality and the storage, handling and disposal of a variety of substances. Some of the chemicals used by the Company and stored at its manufacturing facility are materials regulated by federal or state environmental protection agencies. The Company maintains $6,000,000 in annual aggregate and $3,000,000 per claim of insurance coverage with an annual deductible of $50,000 for environmental liabilities.

Year 2000 Compliance

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 problem. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company believes it has identified all significant applications that will require modifications to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test for Year 2000 problems. The modification process of all significant applications is expected to be substantially completed by September 30, 1998. The Company plans on completing its testing process of all significant computer applications by December 31, 1998.

         In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness to deal with potential year 2000 problems in an attempt to determine the extent to which the Company is vulnerable to any third party Year 2000 problems. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted (or that any failure to convert by another Company) would not have a material adverse effect on the Company's business or results of operations.

         The total known cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to the Company's financial condition or results of operations in any given year. These costs and the date on which the Company plans to complete Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will prove to be accurate and actual results could differ significantly.

MANAGEMENT'S PLANS

         During the year ended December 31, 1997, the Company incurred a loss of $21,081,000 attributable primarily to increased material costs relating to: incremental freight costs incurred during the integration of the Company's Chicago, Harrisonville and Edison facilities; manufacturing inefficiencies caused by a high level of production line change-overs to meet increased customer demands and short production runs during the start-up and validation of new production line capacity; the write-down of raw materials and finished goods inventory associated with discontinued product and sales of close-out products; and increased levels of unabsorbed material waste variances related to these plant integration issues. There were significant additional costs for underabsorbed overhead and increased levels of warehousing and distribution associated with plant assimilation. Further, the Company significantly increased co-op advertising and other customer marketing expenses as it increased sales to grocery wholesalers and supermarket chains. As a result of the losses incurred through December 31, 1997, the Company has experienced difficulty in meeting its liquidity needs. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for 1998 contemplates continuing its cost reduction programs. The Company must attain profitability and/or additional sources of financing in order to meet its anticipated trade payables and other commitments, including the payment of the $35 million of debt postponed to January 4, 1999 under the February 1998 PNC Facility. Management is optimistic about its ability to obtain additional sources of financing which will more adequately support ongoing operations, debt service and capital expenditure requirements. There can be no assurance that the Company will be successful in obtaining additional sources of financing or that PNC will further extend any portion of amounts owed to them should the Company be unable to obtain alternate financing.

INFLATION

         The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.

NEW FINANCIAL ACCOUNTING STANDARDS

         During 1997, and in the first quarter of 1998, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131) and Statement of Financial Accounting Standards No. 132 " Employers Disclosures about Pension and other Postretirement Benefit Plans" (SFAS No.
132). The Company will adopt these standards in the fiscal year beginning January 1, 1998. The Company does not expect any material effect from adoption of these statements.

ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

         See financial statements and supplementary data required pursuant to this Item beginning on page F-1 of this Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's Annual Meeting of Stockholders scheduled to be held on May 14, 1998, to be filed pursuant to Regulations 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business-Executive Officers of the Registrant" in Item 1 above of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information contained under the heading "Security ownership of certain beneficial owners and management" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the headings entitled "Executive Compensation-Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

          (a)     (1)      Financial Statements.

                  The Financial Statements and Financial Statement Schedules are listed in the accompanying index to financial statements beginning on page F-1 of this report.

                  (2)      Financial Statements Schedule.

                  Schedule II - Valuation and Qualifying Accounts

     EXHIBIT
     NUMBER                  DESCRIPTION OF EXHIBIT
     -------                 ----------------------
        3.1   Certificate of Incorporation.(1)

        3.2   Amended and Restated By-Laws of the Registrant.

        4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of Common Stock of the Registrant.(1)

        4.2   Specimen Common Stock Certificate.(1)

        4.3 Form of Registration Rights Agreements between the Registrant, Frederick R. Adler and Blair Effron.(1)

       10.1 Lease Agreement dated January 15, 1993 between Maurice M. Weill, Trustee for GEEMAC Property, and the Registrant.(1)

       10.2 Supply Agreement dated November 29, 1994 between Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant.(1)

       10.3 Amendment No. 1 dated December 1995 to Supply Agreement, dated November 29, 1994, between Owens-Illinois Plastic Products Inc., Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant.(2) (confidentiality note)*

       10.4 Amended and Restated Employment Agreement with Uri Evan dated January 1996.(2)**

     EXHIBIT
     NUMBER                  DESCRIPTION OF EXHIBIT
     -------                 ----------------------
       10.5 Employment Agreement for each of Joseph Cohen, Frederick J. Horowitz, Daniel Bergman, and Mark Antebi.(1)**

       10.6 Forms of Employment Agreement for each of Frank Corella and Harold J. Macsata.(1)**

       10.7 Loan Agreement dated April 15, 1993 between the New Jersey Economic Development Authority and the Registrant.(1)

       10.8 Reimbursement Agreement dated April 15, 1993 between Banque Nationale de Paris, Houston Agency and the Registrant.(1)

       10.9 Security Agreement dated April 15, 1993 between the New Jersey Economic Development Authority and the Registrant.(1)

       10.10 Amended and Restated Loan Agreement dated February 25, 1998 between PNC Bank, N.A. and the Registrant.

       10.11  1995 Stock Option Plan.(1)**

       10.12  Stock Option Plan for Non-Employee Directors.(1)**

       10.13  Form of Directors and Officers Indemnity Agreement.(1)

       10.14 Lease Agreement dated January 26, 1996 between M&E Co. and the Registrant.(2)

       10.15 Purchase and Sale Agreement dated January 22, 1997 between The Okonite Company, Inc. and the Registrant.(3)

       10.16 Letter Agreement dated May 5, 1997 between the Registrant and Harold J. Macsata.(4)

       10.17 Letter Agreement dated April 14, 1997 between the Registrant and Mark Antebi.(4)

       10.18 Letter Agreement dated April 14, 1997 between the Registrant and Joseph Cohen.(4)

       10.19 Employment Agreement dated March 26, 1997 between the Registrant and Richard D. Coslow.(4)**

       10.20 Employment Agreement, dated July 31, 1997 between the Registrant and Guilio Perillo.(4)**

       10.21 Stock Purchase Agreement dated June 30, 1997 between the Registrant, Big Cloud Powder Corporation and Chicago Contract Powder Corporation.(4)

     EXHIBIT
     NUMBER                  DESCRIPTION OF EXHIBIT
     -------                 ----------------------

       10.22 Warrant dated February 25, 1998 issued by the Registrant to PNC Bank, N.A.

       10.23 Mortgage and Security Agreement dated February 25, 1998 between the Registrant and PNC Bank, N.A.

       10.24 Letter Agreement dated February 25, 1998 between the Registrant and 101 Realty Associates, L.L.C.

       10.25 Mortgage and Security Agreement dated February 25, 1998 between the Registrant and 101 Realty Associates, L.L.C.

       10.26 Warrant dated December 26, 1997 issued by the Registrant to Frederick R. Adler.

       10.27 Agreement dated December 26, 1997 between Frederick R. Adler and the Registrant.

       21     Subsidiaries of the Company.

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

3. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which exhibit is incorporated herein by reference.

4. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which exhibit is incorporated herein by reference.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     PAGE

Independent Auditors' Reports                                        F-2
Consolidated Balance Sheets at December 31, 1996                     F-3
and 1997
Consolidated Statements of Operations for the years                  F-4
ended December 31, 1995, 1996 and 1997
Consolidated Statements of Cash Flows for the                        F-5
years ended December 31, 1995, 1996  and 1997
Consolidated Statements of Stockholders' Equity                      F-6
for the years ended December 31, 1995, 1996 and 1997
Notes to Consolidated Financial Statements for the                   F-7
years ended December 31, 1995, 1996 and 1997

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of USA Detergents, Inc.:

         We have audited the accompanying consolidated balance sheets of USA Detergents, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, retained earnings and cash flows for the three years ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USA Detergents, Inc. and subsidiaries at December 31, 1996 and 1997, and the results of its operations and its cash flows for the three years ended December 31, 1995, 1996 and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
March 4, 1998

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS



                                                                                    1996                       1997
                                                                                    ----                       ----
Current assets:
Cash                                                                         $     2,373                $     1,848
Accounts receivable, net of allowance for doubtful accounts
of $1,349 and $867, respectively                                                  27,323                     24,349
Inventories                                                                       28,830                     17,258
Prepaid expenses and other current assets                                          3,053                      3,740
Refundable Income taxes                                                            4,255                      7,120
Deferred taxes                                                                       534                          -
                                                                              ----------                 ----------
         Total current assets                                                     66,368                     54,315
Property and equipment--net                                                       26,783                     45,672
Restricted funds                                                                     275                        275
Other assets                                                                       2,800                      2,546
Note receivable                                                                    2,250                         -
                                                                              ----------                 ----------
         Total assets                                                         $   98,476                $   102,808
                                                                              ==========                 ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                                             $    5,819                $     2,501
Accounts payable                                                                  13,725                     33,188
Accrued expenses                                                                  11,503                      9,951
Other current liabilities                                                              -                      1,367
                                                                              ----------                 ----------
              Total current liabilities                                           31,047                     47,007
Long-term debt--net of current portion                                            29,311                     38,998
Deferred rent payable                                                              1,284                      1,219
Deferred taxes                                                                       735                          -
                                                                              ----------                 ----------
         Total liabilities                                                        62,377                     87,224
                                                                              ----------                 ----------

Commitments and Contingencies (Notes 4, 5, 7 and 9)

Stockholders' equity:
Preferred Stock--no par value; authorized 1,000,000 shares,                            -                          -
none issued
Common stock--$.01 par value; authorized 30,000,000  shares,
issued and outstanding 13,752,570 and 13,806,279 shares,                             138                        138
respectively
Additional paid-in capital                                                        27,595                     28,336
Retained earnings/(deficit)                                                        8,366                   (12,715)
Note receivable--warrant                                                               -                      (175)
                                                                              ----------                 ----------
         Total stockholders' equity                                               36,099                     15,584
                                                                              ----------                 ----------
         Total liabilities and stockholders' equity                              $98,476                  $ 102,808
                                                                              ==========                 ==========


                       See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995 1996 AND 1997
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                1995            1996               1997
                                                                ----            ----               ----
Net sales.........................                             $104,878          $172,424          $227,269

Cost of goods sold................                               72,921           121,498           175,851
                                                            -----------      ------------      ------------

Gross profit......................                               31,957            50,926            51,418

Selling, general and administrative expenses                     22,232            43,878            70,826
Restructuring Costs                                                   -                 -             2,379
                                                            -----------      ------------      ------------

                                                                 22,232            43,878            73,205
                                                            -----------      ------------      ------------
Income/(loss) from operations.....                                9,725             7,048           (21,787)

Interest expense - net............                                  544               868             2,742
                                                            -----------      ------------      ------------

Earnings/ (loss) before provision /(benefit) for
  income taxes
                                                                  9,181             6,180           (24,529)

Provision /(benefit)  for income taxes                            2,156             2,473            (3,448)
                                                            -----------      ------------      ------------

Net income/ (loss)                                          $     7,025      $      3,707      $    (21,081)
                                                            ===========      ============      ============

Basic net income/ (loss) per share                                           $        .27      $      (1.53)
                                                                           ==============    ==============

Weighted average shares outstanding                                                13,589            13,789
                                                                           ==============    ==============

Diluted net income (loss) per share                                        $          .27    $        (1.53)
                                                                           ==============    ==============

Weighted average shares outstanding and
dilutive options                                                                   13,840            13,789
                                                                           ==============    ==============



PRO FORMA INCOME STATEMENT DATA:
Earnings before income tax provision, as reported                 9,181
Pro forma income tax provision....                                3,756

 Pro forma net income.............                          $     5,425
                                                            ===========
 Pro forma basic income per
 Share............................                          $       .43
                                                            ===========
Weighted average shares outstanding used in the
pro forma per share calculation...                               12,494
                                                            ===========

Pro forma diluted net  income per share                     $       .43
                                                            ===========

Weighted average number of shares outstanding and
dilutive options used in the pro forma per
share calculation                                                12,553
                                                            ===========


                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)


                                                                                   1995          1996          1997
                                                                                   ----          ----          ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income/(loss)                                                         $     7,025    $   3,707    $   (21,081)
       Adjustments to reconcile net income/(loss) to net cash (used
        in)/provided by operating activities:
       Depreciation and amortization                                                   1,006        2,467          4,801
       Change in the provision for customer allowances and doubtful accounts             192        1,073           (482)
            Increase/(decrease) in deferred rent                                          (3)          80            (65)
       Changes in operating assets and liabilities:
            (Increase)/decrease  in accounts receivable                               (8,806)     (13,118)         3,456
            (Increase)/decrease  in inventories                                         (549)     (20,382)        11,572
            (Increase) in prepaid expenses and other current assets                   (1,293)         (64)          (687)
            (Increase)/decrease  in other assets                                          22       (2,545)           454
            (Increase) in refundable income taxes                                          -       (4,255)        (2,865)
            Increase in accounts payable and accrued expenses                          1,509       16,456         17,911
            Increase/(decrease)  in taxes payable                                        125         (182)             -
           (Increase)/(decrease  in deferred tax asset                                  (630)          96            534
            Increase/(decrease)  in deferred tax liability                               990         (255)          (735)
                                                                              -------------------------------------------

                   Net cash (used in) / provided by operating activities                (412)     (16,922)        12,813
  activities:
                                                                              -------------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                             (3,851)     (18,846)       (23,690)
       (Increase)/decrease  in note receivable                                        (2,250)           -          2,250
                                                                              -------------------------------------------
                           Net cash used in investing activities:                     (6,101)     (18,846)       (21,440)
                                                                              -------------------------------------------

  CASH FLOWS FROM FINANCING  ACTIVITIES:
       Shareholder distributions                                                      (5,331)           -              -
       Repayment of long-term debt                                                      (305)        (305)          (305)
       Net (repayments to)/proceeds from credit facility                                (517)      22,322         10,674
       (Decrease)  in non-current liabilities                                            (68)         (37)             -
       Proceeds from Oracle purchase obligation                                            -            -          1,806
       Repayment of Oracle purchase obligation                                                                      (439)
       Net proceeds from initial public offering                                      12,718            -              -
       Net proceeds from exercise of options                                               -          364            366
       Increase in/(repayment of) Bridge Loan I                                            -        4,000         (4,000)
       Net proceeds from sale of common shares                                             -       11,736              -
                                                                              -------------------------------------------
                           Net cash provided by financing activities:                  6,497       38,080          8,102
                                                                              -------------------------------------------
  Net (decrease)/increase  in cash                                                       (16)       2,312           (525)

        Cash at beginning of period                                                       77           61          2,373
                                                                              -------------------------------------------

        Cash at December 31,                                                     $        61    $   2,373      $   1,848
                                                                              ===========================================

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
        Interest                                                                 $       539    $     834      $   2,738
                                                                              ===========================================
        Income taxes                                                             $     1,671    $   7,059      $     263
                                                                              ===========================================
        Income tax refunds received                                                                            $     645
                                                                              ===========================================
  Warrant issued for non-current receivable and consulting services                                            $     375
                                                                              ===========================================

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                PREFERRED STOCK         COMMON STOCK        ADDITIONAL                                  TOTAL
                                ----------------     ------------------      PAID-IN        RETAINED        NOTES     STOCKHOLDERS'
                                SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL        EARNINGS     RECEIVABLE      EQUITY
                                ------    ------     ------      ------      -------        --------     ----------   -------------
BALANCE, December 31, 1994....    --       $ --       7,943,000  $       79   $   2,836      $   2,965        $  --         $5,880

 Net income...................                                                                   7,025                       7,025

 Stockholder distributions....                                                                 (5,331)                     (5,331)

 Net proceeds from initial                              985,260          10      12,708                                     12,718
  public offering.............

Three-for-two stock split.....                        4,464,112          45        (45)
                              -------   -----------  ----------  ----------  ----------  -------------   ----------        -------


BALANCE, December 31, 1995                           13,392,372         134      15,499          4,659                      20,292

 Net loss.....................                                                                   3,707                       3,707

 Stock options exercised......                           60,198           1         363                                        364

 Net proceeds from sale of
 common stock.................                          300,000          3       11,733                                     11,736
                              -------   -----------  ----------  ----------  ----------  -------------   ----------        -------


BALANCE, December 31, 1996                           13,752,570         138      27,595          8,366                      36,099

 Net loss                                                                                   (21,081)                    (21,081)

Warrant issued in connection
with consulting agreement                                                           375                       (175)            200

 Stock options exercised                                 53,709                     366                                        366
                              -------   -----------  ----------  ----------  ----------  -------------   ----------        -------


BALANCE December 31, 1997        --     $   --       13,806,279 $       138  $   28,336  $    (12,715)   $    (175)        $15,584
                              =======   ===========  ========== ===========  ==========  =============   ==========        =======


                See Notes to Consolidated Financial Statements.

                     USA Detergents, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1995, 1996 and 1997

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

         Long-Lived Assets - Financial Accounting Standards Board Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that they be segregated and stated at the lower of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the asset to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of December 31, 1997. The Company has adopted this statement and the impact has not been significant.

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

         Income Taxes -- Prior to August 10, 1995 (one day prior to the completion of the Company's initial public offering), the Company elected to be treated as an S corporation ("S corporation") under the applicable sections of the Internal Revenue Code. Accordingly, during the "S Corporation Period" there was no provision for federal income taxes as such earnings of the Company flowed through directly to the stockholders. The Company was however subject to state and local taxes in certain states during the S Corporation Period.

         Deferred taxes on income are provided to reflect the tax effect of temporary differences between financial statement income and taxable income. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for tax purposes, straight-lining of step rentals, tax loss carryovers and differences in the timing of the deductibility of certain expenses between income tax and financial reporting.

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

The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows (in thousands):

                                                 December 31, 1996                      December 31, 1997
                                                 -----------------                      -----------------
                                            Carrying           Estimated           Carrying           Estimated
                                             Amount           Fair Value            Amount           Fair Value
                                            --------          ----------           --------          ----------
Assets:
Cash...............................          $2,373             $2,373              $1,848             $1,848
Trade accounts receivable..........          28,672             28,672              25,216             25,216
Note receivable....................           2,250              2,250                 ---                ---
Liabilities:
    Accounts payable, accrued
    expenses
    and taxes......................          25,247             25,247              43,139             43,139
Revolving line of
    credit, Bridge Loan I and Bridge
    Loan II........................          33,305             33,305              39,998             39,998
Economic Development
    Authority loan.................           1,806              1,712               1,501              1,501
Oracle Purchase Obligations........
                                                ---                ---               1,367              1,367
Capitalized Lease Obligations......
                                                 19                 19                 ---                ---

The following methods and assumptions were used to estimate the fair value of the financial instruments presented above:

Cash -- The carrying amount is a reasonable approximation of fair value.

Trade accounts receivable, note receivable, accounts payable, accrued expenses and taxes and the Oracle purchase obligation. The fair value of these receivables and payables are assumed to equal their carrying value because of their short maturities.

Revolving Credit Line, Bridge Loan I and Bridge Loan II -- Fair value is estimated by discounting the future stream of payments using the incremental borrowing rate of the Company, which represents its primary source of recourse financing.

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

         Stock-Based Compensation -- Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income
(loss) and pro forma net income (loss) per share are provided as if the fair value method was applied.

         Basic and Diluted Net Income (loss) per Share --- The Company has adopted the provisions of Statement of Financial Accounting Standard No. 128 "Earnings per share" (the "Statement"). The Statement establishes standards for computing and presenting net income (loss) per share and applies to entities with publicly held common stock or potential common stock such as employee stock options. The Statement replaces the presentation of primary net income
(loss) per share with a presentation of basic net income (loss) per share and also requires, among other things, dual presentation of basic and diluted net income (loss) per share for all entities with complex capital structures. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive potential common shares which will result from the exercise of stock options or warrants. Prior periods have been restated to reflect the requirements of the new statement.

The following reconciliation of the weighted average shares used in the computations of basic and dilutive net income/(loss) per share: (ooo's)


                                                               1995         1996           1997
                                                               ----         ----           ----
Weighted average common shares outstanding used for
basic net income/(loss) per share                            12,494       13,589         13,789

Dilutive stock options and warrants                              59          251           ----
                                                             ------       ------         ------

Weighted average common shares  outstanding used for
dilutive  net income/(loss) per share                        12,553       13,840         13,789
                                                             ======       ======         ======

For 1997, 121,054 options have been excluded from the computation of dilutive net loss per share because the impact would be antidilutive.

Pro forma net income has been adjusted to reflect a tax provision which reflects the actual taxes that would have been paid had the Company been a C corporation for all of 1995.

         Reclassifications --- Certain reclassifications have been made to prior year amounts to conform with the presentation for the current year.

         New Financial Accounting Standards --- During 1997, and in the first quarter of 1998, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132 " Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132). The Company will adopt these standards in the fiscal year beginning January 1, 1998. The Company does not expect any material effect from adoption of these statements.

2. INVENTORIES

         Inventories consist of the following:

                                                          DECEMBER 31,
                                                     --------------------
                                                     1996            1997
                                                     ----            ----
                                                        (in thousands)

Raw material......................................  $10,532          $9,819
Finished goods....................................   18,298           7,439
                                                    -------         -------
                                                    $28,830         $17,258
                                                    =======         =======

3. PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:


                                                            DECEMBER 31,
                                                            ------------                          ESTIMATED
                                                     1996                  1997                  USEFUL LIFE
                                                     ----                  ----                  -----------
                                                           (in thousands)

Machinery and equipment...........................  $20,332               $29,682              6 to 10 years
Furniture and fixtures............................    2,608                 4,368              5 to 7 years
Leasehold improvements............................    3,381                 8,092              Term of lease
Construction in progress..........................    2,179                 1,125
Land..............................................    1,376                 3,833
Building..........................................    1,652                 7,424                25 years
                                                      -----                ------
                                                     31,528                54,524

Less accumulated depreciation and
amortization......................................    4,745                 8,852
                                                  ---------             ---------
                                                    $26,783               $45,672
                                                    =======               =======

Depreciation and amortization expense amounted to $1,006, $2,467 and $4,801 for the years ended December 31, 1995, 1996 and 1997, respectively.

4. DEBT
                                                         DECEMBER 31,
                                                         ------------
                                                 1996                  1997
                                                 ----                  ----

Bridge Loan I (i)                              $4,000               $   ---
Bridge Loan II (i)                                ---                10,000
Capital Expenditure Facility (i)               20,000                20,000
Revolving credit facility (i)                   9,305                 9,998
New Jersey EDA loan (ii)                        1,806                 1,501
Capitalized lease obligations                      19                   ---
                                            ---------             ---------
                                               35,130                41,499
Less amount due in one year                     5,819                 2,501
                                            ---------             ---------
                                              $29,311               $38,998
                                            =========             =========


Annual maturities of bank and other long-term debt, are as follows:

                                                 1998               $ 2,501
                                                 1999                38,998
                                                                     ------
                                                                    $41,499
                                                                    =======

(i)      PNC Bank Debt

         In December 1996, the Company entered into a credit facility with PNC Bank, National Association ("PNC") consisting of a $20,000,000 capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10,000,000 traditional revolving facility (the "December 1996 PNC Commitment"). Borrowings under the December 1996 PNC Facility bear interest, at the Company's option, at LIBOR plus .50% to 1.5% (7.22% as of December 31, 1997) or one percent below the prime rate of PNC. All amounts outstanding under the December 1996 PNC Facility, as of December 31, 1997 were subject to the 7.22% LIBOR-based interest rate. Unused portions of the revolving facility are subject to a commitment fee of .25% on such unused amounts. On December 31, 1996, the Company also obtained a 60-day $4,000,000 bridge loan (the "Bridge Loan I"), bearing interest at one percent below the lender's prime rate (7.25%). On March 3, 1997, the Company repaid the Bridge Loan I facility with funds generated from working capital.

         On March 24, 1997, the Company obtained a commitment from PNC and a second lender (the "March PNC Commitment") to replace the December 1996 PNC Facility with a $55 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10 million bridge loan (the "Bridge Loan II") to acquire a distribution center in North Brunswick bearing interest at LIBOR + 1.5% (7.22 as of December 31, 1997) to be repaid from the anticipated proceeds of the replacement facility. The December 1996 PNC Facility and Bridge Loan II are secured by a substantial portion of the Company's assets. As of December 31, 1997 approximately $40 million was outstanding under both PNC Credit facilities.

         The December 1996 PNC Facility requires, among other things, the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. Based on the Company's December 31, 1996 financial condition, the Company was not in compliance with various covenants and other material provisions contained in the December 1996 PNC Facility including all of the required financial covenants. In addition, based in part on the Company's performance in the first quarter of 1997, the commitment for the $55 million March PNC Commitment was withdrawn.

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

         On February 25, 1998, the Company and PNC entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"), which waives all defaults under the December 1996 PNC Facility and Bridge Loan II. Under the amended agreement, the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35 million, has been extended to January 4, 1999 and bears interest at rates which range from prime plus .25% to prime plus 2%. The actual rate depends on the timing of the repayment of principal. Of the $5 million paid to PNC, $4 million was loaned to the Company by an entity owned by certain of the Company's principal shareholders at a rate of 9.5% per annum, and is due in August 1999. These shareholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owned to PNC. At December 31, 1997, $1 million of the PNC debt was classified as current reflecting the difference between the amount the Company paid to PNC and the amount loaned to the Company by certain of its principal stockholders.

         In connection with the transaction, PNC received a warrant to purchase between approximately 140,000 and 700,000 shares of the Company's common stock, depending on the repayment date of the remaining indebtedness (140,000 shares if paid in full by September 30, 1998). In conjunction with the issuance of this warrant, the Company will recognize, in the first quarter of 1998, a deferred charge estimated to approximate $400,000. This charge will be amortized over the period ending January 4, 1999, The stockholders who funded $4 million of the $5 million payment and guaranteed the repayment of an additional $5 million may also receive warrants or other consideration in connection with the transaction. The cost of any warrant or other consideration will be deferred and amortized over the term of the loan.

         The February 1998 PNC Facility among other things, requires the Company to maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1 commencing January 31, 1998, and prohibits the payment of dividends and the incurrence of new debt.

         In November 1997, the Company executed a commitment letter with GE Capital for a credit facility totaling up to $52 million. The financing agreement would include a three year revolving credit facility of up to $45 million, subject to availability based on eligible accounts receivable and inventory; a three year term loan of $4 million with quarterly amortization payments; and a three year term loan of $3 million with quarterly amortization payments. The credit facility will be secured by substantially all the assets of the Company. The commitment by GE Capital to extend the credit facility is subject to various conditions including, among other things, the satisfactory completion by GE Capital of its due diligence examination, evidence that the Company will have excess availability (as defined) of not less than $5 million at the time of the loan closing and the execution of definitive loan and security documents. The commitment by GE Capital expired on March 2, 1998. Management is currently negotiating with GE Capital to extend the commitment. The Company must obtain the proposed GE Capital credit facility or obtain additional sources of financing in order to meet its anticipated near-term commitments. There can be no assurance that the Company will be successful in obtaining the GE Capital credit facility or in obtaining alternate financing.

(ii)EDA Loan

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of December 31, 1997, the Company used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.15% at December 31, 1997). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the terms of the EDA Loan. There can be no assurances that the Company will be successful in obtaining such waiver. To date, the Company is current with respect to scheduled principal and interest payments. The entire obligation has been classified as current in the December 31, 1997 balance sheet.

(iii) Oracle Purchase Obligation

         On May 29, 1997, the Company entered into an agreement with Oracle Credit Corporation whereby the Company financed the purchase of a new accounting system. The purchase obligation was for approximately $1.6 million, payable in three equal annual payments to be made on July 1, 1997, 1998 and 1999 with interest at 10.1%. On August 20, 1997, the agreement was assigned to Sanwa Business Credit Corporation. The Company is currently in default under the agreement which requires the Company to, among other things, make timely payments. Accordingly, the entire unpaid obligation has been classified as current and is included in other current liabilities on the Company's December 31, 1997 balance sheet.

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

         On September 12, 1997, the Company became aware of a claim by the North Brunswick Water Company ("NBWC") covering, among other things, unpaid water and sewer charges aggregating approximately $5,000,000. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and requesting injunctive relief to prevent NBWC from taking any steps to discontinue service pending the resolution of the claim. Pursuant to a Consent Order dated October 21, 1997, the Company paid $532,118 to NBWC, subject to refund, pending the resolution of the matter. This charge is included in selling, general and administrative expenses. Based on a preliminary assessment made by independent counsel for the Company of the underlying basis for NBWC's claim, management believes that the Company's obligation, if any, to NBWC will not have a significant impact on the Company's results of operations or financial position beyond amounts already paid.

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

         In June 1997, the Company exercised its purchase option, by the cancellation of the $2.3 million promissory note in exchange for the capital stock of the unaffiliated third party, to acquire the powder plant facility located in Chicago. Pursuant to the terms of a supply contract, this facility previously provided the Company with the facility's entire powder production output on an exclusive basis.

Leases

         The Company is committed under various operating leases which expire at varying dates through the year 2004. Aggregate minimum future lease payments, exclusive of payments for real estate taxes and operating costs, are as follows (in thousands):

        YEAR ENDING
        DECEMBER 31,
        ------------
        1998.....................................  $  3,390
        1999.....................................     2,945
        2000.....................................     2,218
        2001.....................................     1,431
        2002.....................................     1,213
        Thereafter...............................     1,243
                                                   --------
                                                    $12,440
                                                   ========

         Rent expense charged to operations amounted to $1,043,000, $1,702,000 and $1,802,000 for the years ended December 31, 1995, 1996 and 1997, respectively, including real estate taxes and operating escalations.

         Rent expense recognized annually differs from actual rent paid as a result of free rent periods and escalations in base rent provided in the leases. Accordingly, the Company has recorded deferred rent of $1,284,000 and $1,219,000 at December 31, 1996 and 1997, respectively. This amount is being amortized by the straight-line method over the life of the lease.

Servicing Agreement

         The Company entered into an exclusive use agreement with a vendor whereby the vendor has committed the use of certain machines for the production of packaging materials for the Company. The monthly payment is $1,317,566, subject to maximum annual increases of 2%, through January 31, 2001, which will be applied against the purchase price of the packaging materials.

Profit Sharing Plan

         The Company has a profit sharing plan based on the amount by which the Company's operating gross margin (the "OGM"), as defined, exceeds ten percent. If the Company's OGM exceeds ten percent, a percentage of that excess is placed in a bonus pool based on a predetermined formula provided that the total amount available for distribution is only based on annual gross sales up to $200 million. Fifty-two percent of the bonus pool is allocated for distribution to senior executives. Of the remainder of the bonus pool, no participant can currently receive a distribution greater than 50% of his or her base salary. Amounts not allocated for distribution under the bonus pool will not be distributed. For the years ended December 31, 1995, 1996 and 1997, approximately $231,000, $410,000 and $0 respectively, was distributed under the plan.

Employment Agreements

         The Company is obligated under various employment agreements expiring in 2000. As of December 31, 1997, the minimum future annual amounts payable under these agreements are as follows (in thousands):

                      DECEMBER 31, 1997
                      -----------------
      1998                 $     720
      1999                       431
      2000                        52
                           ---------
                           $   1,203
                           =========

Related Party  Transactions

         On December 26, 1997, the Company granted a warrant to purchase 350,000 shares of Common Stock to Frederick R. Adler, a director of the Company, in consideration for the sum of $175,000 and investment banking services to be rendered by Mr. Adler during the three year period commencing January 1, 1998. The warrant is exercisable beginning December 2000 or, if earlier, upon the occurrence of an "Accelerating Event" as defined in the warrant, at an exercise price of $7.875 per share of Common Stock (the market price of the Common Stock on the grant date). The Company valued the warrant at approximately $375,000, the amount specified by an independent banking and valuation firm engaged by the Company. The value of the warrant, net of consideration to be received, will be deferred and amortized over the three-year consulting period.


         The Company's Chief Executive Officer, Chairman of the Board, Interim President and principal stockholder of the Company, is also a director, officer and stockholder of American Value Brands Inc. ("AVB") and another director and principal stockholder of the Company, is also a director and stockholder of AVB.

         Purchases made by AVB amounted to $65,206, $1,506 and $45,430 for the years ended December 31, 1995, 1996 and 1997, respectively.

         The Company, during the year ended December 31, 1997, incurred rental expenses of approximately $90,000 for the use of a portion of AVB's warehouse. At December 31, 1996 the net amount due the Company from AVB was $18,488 and at December 31, 1997, the net amount payable by the Company to AVB was $24,388.

Tax Examination

         The Internal Revenue Service is currently examining the Company's 1995 federal income tax return. To date, management has not been notified of any proposed adjustment. Management believes that any adjustment which results from this examination, if any, will not have a material impact on the Company's results of operations or financial condition.

Restructuring Costs

         In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at an estimated cost of $2.4 million. These restructuring costs include the cost of moving the candle production line and inventory, the write-off of related leasehold improvements, a portion of the future lease commitment and associated lease expenses. All such costs were expended in 1997 except for approximately $377,000 for a provision for future rental and related lease expenses until the facility is re-leased. The Company believes the property will be re-leased during 1998 thereby eliminating or substantially reducing the remaining lease obligation. At December 31, 1997, the remaining accrual for restructuring costs approximated $377,000.

Environmental Regulation

         The Company is subject to various federal, state and local environmental laws and regulations, including those relating to wastewater discharge, air quality and the storage, handling and disposal of a variety of substances. Some of the chemicals used by the Company and stored at its manufacturing facility are materials regulated by federal or state environmental protection agencies. The Company maintains $6,000,000 in annual aggregate and $3,000,000 per claim of insurance coverage with an annual deductible of $50,000 for environmental liabilities.

New Facilities

         On January 22, 1997, the Company entered into a contract to purchase a 650,000 square foot distribution facility in North Brunswick, New Jersey, adjacent to the Company's existing facility for a purchase price of $7,200,000. Subsequent thereto, the Company consolidated its entire East Coast warehousing and distribution operation at this new facility. The purchase was funded by an increase in the Company's credit facility.

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

6.       INCOME TAXES

         Components of income taxes are as follows:

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                     1995            1996             1997
                                     ----            ----             ----
   Current:                                     (IN THOUSANDS)
     Federal.......................  $1,403         $2,319           $(3,524)
     State and local...............     393            313               277
     Deferred......................     360           (159)             (201)
                                      -----        --------             -----
                                     $2,156         $2,473           $(3,448)
                                     ======         ======            =======

         Temporary differences which give rise to net deferred tax liabilities at December 31, 1996 and 1997 are as follows:

                                                              DECEMBER 31,
                                                         1996             1997
                                                         ----             ----
                                                             (IN THOUSANDS)
     Deferred tax liabilities
          Depreciation                               $(1,237)         $(2,359)
                                                     --------         --------

     Deferred tax assets

          Straight-lining of step rental increases        502              471
          Allowance for bad debts                         527              335
          Net operating loss carryover                     15            7,032
          Inventory capitalization                                         291
          Miscellaneous                                    (8)              38
                                                       ------          -------
                                                        1,036            8,167
                                                       ------          -------

     Net deferred tax (liabilities) assets              $(201)          $5,808
                                                       ======
     Valuation allowance                                                (5,808)
                                                                       -------
     Net deferred tax asset                                           $
                                                                      ========

A reconciliation of income taxes at the Federal statutory rate to amounts provided is as follows:

                                                                                    DECEMBER 31,
                                                                        1995            1996              1997
                                                                        ----            ----              ----
                                                                                   (IN THOUSANDS)
           Tax provision computed at statutory rate                  $3,122          $2,101           $(8,426)

           State and local income taxes                                 264             206              (950)

           Non taxable earnings during period prior to
           conversion to C corporation st                            (1,522)            ---               ---

           Recognition of deferred taxes upon conversion to
           C corporation status.............................            227             ---               ---

           Valuation allowance                                          ---             ---             5,808

           Other--net                                                    65             166               120
                                                                      ------          ------           -------
                                                                     $2,156          $2,473           $(3,448)
                                                                      ======          ======           =======

         At December 31, 1997 the Company had operating loss carryovers for tax purposes approximating $17 million which expire in 2012.

7. SIGNIFICANT CUSTOMERS AND SUPPLIERS

         The Company's largest customer, Wal-Mart, accounted for 17.2%, 16.8% and 12.7% of sales, respectively, in 1995, 1996 and 1997. No other customer of the Company accounted for more than 10.0% of the Company's net sales. As is customary in the industry, the Company does not have long-term contracts with its customers.

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

         In December 1993, the Company granted an option to an executive covering 119,145 shares of common stock exercisable in four annual installments beginning December 31, 1995. This option is exercisable at $2.00 per share. Through December 31, 1997, 59,572 shares have been purchased pursuant to the exercise of this option.

         Activity in the 1995 Plan and the Directors' Plan since inception is as follows:

                                                                    Weighted
                                                    NUMBER OF     Average Price
                                                     OPTIONS        per Share
                                                    ---------     -------------
Granted in 1995...................................   154,650         $9.91
Canceled..........................................    (7,500)         9.67
                                                    --------
Options outstanding, December 31, 1995............   147,150          9.92
Granted in 1996...................................   139,500         20.58
Canceled..........................................    (1,125)         9.67
Exercised.........................................   (30,412)        10.11
                                                    --------
Options outstanding, December 31, 1996............   255,113         15.73
Granted in 1997...................................   401,876         12.17
Canceled..........................................  (274,751)        14.70
Exercised.........................................   (23,923)        12.84
                                                    --------
Options outstanding, December 31, 1997............   358,315         12.01
                                                    ========

As of December 31, 1997, options outstanding and options exercisable consist of the following:

                   NUMBER OF                                     NUMBER OF
                    OPTIONS                EXERCISE               OPTIONS
GRANT DATE        OUTSTANDING                PRICE              EXERCISABLE
----------        -----------              --------             -----------
Dec-93               59,573                $   2.00               29,786
Aug-95               90,676                    9.67               28,476
Aug-95                4,500                   11.92                4,500
Aug-95                4,500                   12.67                4,500
Jan-96               37,426                   15.75                4,593
Aug-96               13,500                   31.50               13,500
Oct-96               16,900                   33.00                   --
Mar-97                5,000                   21.50                   --
Aug-97               13,500                   13.25                3,375
Sep-97                9,750                   11.69                   --
Dec-97              162,563                    8.69                   --
                   --------                                  -----------
                    417,888                                       88,730
                   ========                                  ===========

         As of December 31, 1997, there were 712,350 options available for future grant under the Plans and 88,730 outstanding options were exercisable.

         During the year ended December 31, 1997, the Company obtained proceeds approximating $366,000 from the exercise of 53,709 stock options.

         The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded aggregate compensation expense of approximately $973,000 in 1997 and $1,840,839 in 1996 which would be expensed over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 5.2%-6.0%, expected life of 3 years and expected volatility of 48.85%-59.46%. Dividends are assumed to be zero. The pro forma impact of following the provisions of FASB Statement No. 123 on the Company's net income (loss) and net income (loss) per share would be as follows:


                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------
                                                                             1995          1996           1997

                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) (1995 reflects pro
forma net income)                       -   as reported                        $5,425         $3,707      $(21,081)
                                                                               ======         ======      =========

                                        -   pro forma                          $5,351         $3,281      $(21,914)
                                                                              ======         ======       =========

Basic net income (loss) per share
(1995 reflects pro forma net income
per share)                              -   as reported                      $    .43       $    .27        $(1.53)
                                                                             ========       ========        =======

                                        -   pro forma                        $    .43       $    .24        $(1.59)
                                                                             ========       ========        =======

Diluted net income (loss) per share
(1995 reflects pro forma net income
per share)                              -   as reported                      $    .43       $    .27        $(1.53)
                                                                             ========       ========        =======

                                        -   pro forma                        $    .43       $    .24        $(1.59)
                                                                             ========       ========        =======

9.       MANAGEMENT'S PLANS

         During the year ended December 31, 1997, the Company incurred a loss of $21,081,000 attributable primarily to increased material costs relating to: incremental freight costs incurred during the integration of the Company's Chicago, Harrisonville and Edison facilities; manufacturing inefficiencies caused by a high level of production line change-overs to meet increased customer demands and short production runs during the start-up and validation of new production line capacity; the write-down of raw materials and finished goods inventory associated with discontinued product and sales of close-out products; and increased levels of unabsorbed material waste variances related to these plant integration issues. There were significant additional costs for underabsorbed overhead and increased levels of warehousing and distribution associated with plant assimilation. Further, the Company significantly increased co-op advertising and other customer marketing expenses as it increased sales to grocery wholesalers and supermarket chains. As a result of the losses incurred through December 31, 1997, the Company has experienced difficulty in meeting its liquidity needs. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for 1998 contemplates continuing its cost reduction programs. The Company must attain profitability and/or obtain additional sources of financing in order to meet its anticipated trade payables and other commitments, including the payment of the $35 million of debt postponed to January 4, 1999 under the February 1998 PNC Facility. Management is optimistic about its ability to obtain additional sources of financing which will more adequately support ongoing operations, debt service and capital expenditure requirements. There can be no assurance that the Company will be successful in obtaining additional sources of financing or that PNC will continue to cooperate and further extend any portion of amounts owed to them should the Company be unable to obtain alternate financing.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            USA DETERGENTS, INC.

Dated:  March 31, 1998                      By: /s/ Uri Evan
                                                -----------------------------
                                                Name:  Uri Evan
                                                Title: Chief Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                     Title                                       Date
---------                                     -----                                       ----

/s/ Uri Evan                                  Chief Executive Officer and Chairman of     March 31, 1998
------------------------------------          the Board of Directors, President
    Uri Evan

/s/ Richard D. Coslow                         Chief Financial Officer (Principal          March 31, 1998
------------------------------------          Financial Officer and Principal
     Richard D. Coslow                        Accounting Officer)

/s/ Daniel Bergman                            Director                                    March 31, 1998
------------------------------------
    Daniel Bergman

/s/ Frederick R. Adler                        Director                                    March 31, 1998
------------------------------------
    Frederick R. Adler

/s/ Richard A. Mandell                        Director                                    March 31, 1998
------------------------------------
    Richard A. Mandell


                     USA DETERGENTS, INC. AND SUBSIDIARIES

            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (000'S)



            DESCRIPTION                    BALANCE AT            ADDITIONS            DEDUCTIONS            BALANCE AT
            -----------                    BEGINNING              CHARGED             ----------          END OF PERIOD
                                           OF PERIOD             TO PROFIT                                -------------
                                           ----------            AND LOSS                 (A)
                                                                 ----------               ---
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended December 31, 1995                   $84                 $421                  $229                  $276

Year ended December 31, 1996                  $276               $1,421                  $348                $1,349

Year ended December 31, 1997                $1,349                 $475                  $957                  $867

(A)      Represents write-offs of uncollectible accounts receivable.

     EXHIBIT
     NUMBER                  DESCRIPTION OF EXHIBIT
     -------                 ----------------------
        3.1   Certificate of Incorporation.(1)

        3.2   Amended and Restated By-Laws of the Registrant.

        4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of Common Stock of the Registrant.(1)

        4.2   Specimen Common Stock Certificate.(1)

        4.3 Form of Registration Rights Agreements between the Registrant, Frederick R. Adler and Blair Effron.(1)

       10.1 Lease Agreement dated January 15, 1993 between Maurice M. Weill, Trustee for GEEMAC Property, and the Registrant.(1)

       10.2 Supply Agreement dated November 29, 1994 between Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant.(1)

       10.3 Amendment No. 1 dated December 1995 to Supply Agreement, dated November 29, 1994, between Owens-Illinois Plastic Products Inc., Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant.(2) (confidentiality note)*

       10.4 Amended and Restated Employment Agreement with Uri Evan dated January 1996.(2)**

       10.5 Employment Agreement for each of Joseph Cohen, Frederick J. Horowitz, Daniel Bergman, and Mark Antebi.(1)**

       10.6 Forms of Employment Agreement for each of Frank Corella and Harold J. Macsata.(1)**

       10.7 Loan Agreement dated April 15, 1993 between the New Jersey Economic Development Authority and the Registrant.(1)

       10.8 Reimbursement Agreement dated April 15, 1993 between Banque Nationale de Paris, Houston Agency and the Registrant.(1)

       10.9 Security Agreement dated April 15, 1993 between the New Jersey Economic Development Authority and the Registrant.(1)

       10.10 Amended and Restated Loan Agreement dated February 25, 1998 between PNC Bank, N.A. and the Registrant.

       10.11  1995 Stock Option Plan.(1)**

       10.12  Stock Option Plan for Non-Employee Directors.(1)**

     EXHIBIT
     NUMBER                  DESCRIPTION OF EXHIBIT
     -------                 ----------------------
       10.13  Form of Directors and Officers Indemnity Agreement.(1)

       10.14 Lease Agreement dated January 26, 1996 between M&E Co. and the Registrant.(2)

       10.15 Purchase and Sale Agreement dated January 22, 1997 between The Okonite Company, Inc. and the Registrant.(3)

       10.16 Letter Agreement dated May 5, 1997 between the Registrant and Harold J. Macsata.(4)

       10.17 Letter Agreement dated April 14, 1997 between the Registrant and Mark Antebi.(4)

       10.18 Letter Agreement dated April 14, 1997 between the Registrant and Joseph Cohen.(4)

       10.19 Employment Agreement dated March 26, 1997 between the Registrant and Richard D. Coslow.(4)**

       10.20 Employment Agreement, dated July 31, 1997 between the Registrant and Guilio Perillo.(4)**

       10.21 Stock Purchase Agreement dated June 30, 1997 between the Registrant, Big Cloud Powder Corporation and Chicago Contract Powder Corporation.(4)

       10.22 Warrant dated February 25, 1998 issued by the Registrant to PNC Bank, N.A.

       10.23 Mortgage and Security Agreement dated February 25, 1998 between the Registrant and PNC Bank, N.A.

       10.24 Letter Agreement dated February 25, 1998 between the Registrant and 101 Realty Associates, L.L.C.

       10.25 Mortgage and Security Agreement dated February 25, 1998 between the Registrant and 101 Realty Associates, L.L.C.

       10.26 Warrant dated December 26, 1997 issued by the registrant to Frederick R. Adler

       10.27 Agreement dated December 26, 1997 between Frederick R. Adler and the Registrant.

       21     Subsidiaries of the Company.

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

3. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which exhibit is incorporated herein by reference.

4. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, which exhibit is incorporated herein by reference.