Form 10-K/A
period 1997-12-31
USA DETERGENTS INC
filed 1998-04-29
CIK 946816

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K/A NO. 1

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to ___________________
         Commission File No. 0-26568

                              USA DETERGENTS, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                                11-2935430
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

           1735 Jersey Avenue
      North Brunswick, New Jersey                              08902
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (732) 828-1800


Securities registered pursuant to Section 12(b) of the Act:          Name of each exchange
         Title of each class                                          on which registered

                None                                                    Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X (1)   No
                                              -----   ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's Common Stock, as of April 9, 1998, was 13,825,227 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the closing price of such stock on the Nasdaq National Market on April 9, 1998 and the assumption for this computation only that all directors and executive officers are affiliates) was $145,580,693.

Documents Incorporated by Reference:  None.

(1) The Company was delinquent in filing its report on Form 10-Q for the quarter ended June 30, 1997, which report has since been filed.

         The Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-26568) of USA Detergents, Inc. (the "Company") as filed with the Commission on March 31, 1998 is hereby amended by adding thereto the following Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors, their respective ages, the year in which each first became a director of the Company and their principal occupations or employment during the past five years are as follows:

                                YEAR
                               FIRST
                               BECAME
DIRECTOR             AGE      DIRECTOR            PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS
----------------------------------------------------------------------------------------------------------
Uri Evan             62         1989       Chairman of the Board of the Company since 1989, Chief
                                           Executive Officer since 1993. Since 1993, Mr. Evan has
                                           been Vice Chairman and Chief Executive Officer of
                                           American Value Brands Inc., a food marketing company of
                                           which he was a co-founder. In addition, Mr. Evan is
                                           Chairman of Net Grocer Inc., a nationwide, low-cost
                                           interactive grocery shopping service on the Internet. Mr.
                                           Evan is a co-founder of Net Grocer Inc. From 1991 to
                                           1992, he served as Chairman and Chief Executive Officer
                                           of I. Rokeach & Sons Inc., a kosher food manufacturing
                                           and marketing company. From 1988 to 1990, Mr. Evan was
                                           Chairman and Chief Executive Officer of Newrock
                                           Development Inc., a real estate development company.

Daniel Bergman       40         1988       Co-founder of the Company and a Vice President of the
                                           Company since June 1995. Mr. Bergman also has been
                                           Director of New York Metro Sales, Secretary and a
                                           director of the Company since 1988. Between 1987 and
                                           1991, Mr. Bergman was President of Carnegie International
                                           Inc., a retail and export electronics company.

Frederick R. Adler   72         1993       Director of the Company since 1993.  Mr. Adler is
                                           Managing Director of Adler & Company, a venture capital
                                           management firm he organized in 1968, and a general
                                           partner of its related investment funds.  Since January 1,
                                           1996, Mr. Adler has been of counsel to the law firm of
                                           Fulbright & Jaworski L.L.P. and, for more than five years
                                           prior thereto, was a senior partner in the firm.  Mr. Adler is also Chairman of the Executive Committee and a
                                           director of Data General Corporation, Chairman and
                                           a director of Shells Seafood Restaurants, Inc., a restaurant chain, and a director of Prime Cellular, Inc., and of various private companies.







                                            YEAR
                                           FIRST
                                           BECAME
DIRECTOR                          AGE      DIRECTOR            PRINCIPAL OCCUPATION DURING THE PAST FIVE YEARS

Richard A. Mandell                55         1995       Director of the Company since August 1995.  From
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

For information on the Company's executive officers, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Commission on March 31, 1998.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         To the Company's knowledge, the Company's directors, executive officers and beneficial owners of more than ten percent of the Company's Common Stock are in compliance with the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is aware that during 1997, each of Frank Corella, Frank Valdez and Giulio Perillo failed to timely report one transaction on Form 4, which transactions were subsequently reported.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's chief executive officer and each of the four most highly compensated executive officers of the Company during the fiscal year ended December 31, 1997 for services in all capacities to the Company and its subsidiaries whose total annual compensation for such year exceeded $100,000.

                                                                                                                 LONG-TERM
                                                                       ANNUAL COMPENSATION                     COMPENSATION
                                                       ------------------------------------------------     -------------------
                                                                                                                SECURITIES
                                                                                                                UNDERLYING
                                                                                          OTHER ANNUAL             STOCK
NAME AND PRINCIPAL POSITION                   YEAR        SALARY           BONUS          COMPENSATION          OPTIONS(1)
---------------------------------------------------------------------------------------------------------------------------------
Uri Evan(2)                                   1997        $200,000        $      --              $22,605                   --
Chairman of the Board and Chief               1996         200,000               --               22,020                   --
  Executive Officer                           1995         118,308               --               21,491                   --

Richard D. Coslow                             1997         111,111               --                   --               30,000
Chief Financial Officer and Senior Vice       1996              --               --                   --                   --
  President                                   1995              --               --                   --                   --

Frank Corella                                 1997         175,000          200,000(3)            20,000                5,000
Vice President of Sales and Marketing         1996         175,000          150,000(3)            12,933               15,000
                                              1995         150,000          273,750(3)            20,000                   --

Daniel Bergman(2)                             1997         125,000               --                2,800                   --
Vice President                                1996         125,000           42,367                5,600                   --
                                              1995          88,538           30,144                7,877                   --


-----------------

(1) Amounts reflected have been adjusted for the three-for-two stock split of the Company's Common Stock in the form of a stock dividend paid on February 9, 1996 (the "Stock Split").

(2) Dollar amounts reflected do not include S corporation distributions made by the Company in 1995, prior to the Company's initial public offering of stock in August 1995 (the "1995 IPO").

(3)      Represents sales commissions and bonuses.  See "--Employment
         Agreements."

         The following table sets forth information on option grants in the fiscal year ended December 31, 1997 to the persons named in the Summary Compensation Table. All amounts have been adjusted to reflect the Stock Split.


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                                                                      ANNUAL RATES
                              NUMBER OF           % OF                                               OF STOCK PRICE
                             SECURITIES       TOTAL OPTIONS                                         APPRECIATION FOR
                             UNDERLYING        GRANTED TO       EXERCISE OR                          OPTION TERM(2)
                               OPTIONS        EMPLOYEES IN      BASE PRICE      EXPIRATION     --------------------------
NAME                           GRANTED       FISCAL YEAR(1)      PER SHARE         DATE           5%              10%
-----------------------------------------------------------------------------------------------------------------------------
Uri Evan                         --                --                --             --             --              --
Richard D. Coslow             15,000              3.72%          $24.50(3)        4/15/07       $81,927         $207,745
                              15,000              3.72%           11.63(3)        10/7/07        81,927          207,745
Frank Corella                  5,000              1.24%           21.50(3)        3/31/07        27,326           69,248
Daniel Bergman                   --                --                --             --             --              --



----------------

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

(3) Exercise price subsequently repriced on December 19, 1997 to $8.69 per share (the closing price of the Common Stock on that date on the Nasdaq Stock Market).

         The following table sets forth information with respect to (i) exercises of stock options during fiscal 1997 and (ii) unexercised stock options held at December 31, 1997 by the persons named in the Summary Compensation Table.

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR-END OPTION VALUES


                                                                   NUMBER OF                 VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                               OPTION EXERCISES             HELD AT FISCAL YEAR END        AT FISCAL YEAR END($)(2)
                          ---------------------------------------------------------------------------------------------
                          SHARES ACQUIRED      VALUE
NAME                        ON EXERCISE     REALIZED(1)   EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------
Uri Evan                        --             --             --              --            --               --
Richard D. Coslow               --             --              0            30,000          $0               $0
Frank Corella                 29,786       $610,613         49,786          29,787       199,268          199,275
Daniel Bergman                  --             --             --              --



(1) The "value realized" represents the difference between the exercise price of the option and the closing price of the Common Stock on The Nasdaq National Market on the date of exercise.

(2) The value for an "in-the-money" option represents the difference between the exercise price of the option and the closing price of the Common Stock on The Nasdaq National Market on December 31, 1997 of $8.125.



EMPLOYMENT AGREEMENTS

         In January 1996, the Company entered into an amended employment agreement with Mr. Evan which provides for an annual base salary of $200,000, as well as such bonuses as may be authorized from time to time by the Board of Directors. The agreement expires in June 1999, with automatic extensions of one year unless terminated, and a covenant not to compete for a period of up to twenty-four months following the termination of employment. Mr. Evan has agreed to devote approximately 80% of his working time to the business and affairs of the Company. If the Company terminates the agreement other than for cause, Mr. Evan will be entitled to continue to receive his base salary through the end of the term. The agreement also provides that in the event of a Change of Control (as defined in the agreement) during the term of the agreement or during the twenty-four months thereafter, Mr. Evan shall receive a payment equal to 2.5% of the increase in the Market Capitalization of the Company (as defined in the agreement) between the Company's 1995 IPO and such Change of Control.

         Mr. Bergman has entered into an employment agreement with the Company that provides for an annual base salary of $125,000, the right to receive 8% of the OGM Pool (as defined below) and such other bonuses as may be authorized from time to time by the Board of Directors. See "--Profit Sharing Plan." The agreement has a term of three years expiring in 1998, with automatic extensions of one year unless terminated, and a covenant not to compete for a period of up to twenty-four months following the termination of employment. The agreement requires the executive to devote his full time, attention and efforts to the business and affairs of the Company. If the Company terminates the agreement other than for cause, Mr. Bergman will be entitled to continue to receive his base salary through the end of the term.

         Mr. Corella has entered into an employment agreement with the Company that provides for an annual base salary of $175,000. The agreement has a term of five years expiring in 2000, with automatic extensions of one year unless terminated, and a covenant not to compete for a period of up to twenty-four months following the termination of employment. Mr. Corella is also expected to be able to earn sales commissions and, pursuant to the terms of his employment agreement, is entitled to receive an additional $125,000 in bonuses in the event the Company's net sales exceed $100,000,000 for the year. If the Company terminates the agreement other than for cause, he will be entitled to receive his base salary through the end of the term.

         In March 1997, the Company entered into an employment agreement with Richard D. Coslow to serve as the Company's Chief Financial Officer beginning April 14, 1997. The agreement provides for an annual base salary of $156,000 plus such bonuses as may be authorized from time to time by the Board of Directors, the right to receive 8% of the OGM Pool and the right to receive an option to purchase 15,000 shares of Common Stock pursuant to the Company's 1995 Stock Option Plan. The agreement has an initial three year term, with automatic extensions of one year unless terminated. If the Company terminates the agreement other than for cause or the permanent disability or death of Mr. Coslow, he will be entitled to continue to receive his base salary for a period of six months from the date of such termination (or one year in the event such termination occurs within the first year of his employment).

         In July 1997, the Company entered into an employment agreement with Giulio Perillo to serve as the Company's President and Chief Operating Officer beginning August 4, 1997. Mr. Perillo resigned from his position as President and Chief Operating Office effective February 25, 1998. The agreement provided for an annual base salary of $190,000 plus such bonuses as authorized from time to time by the Board of Directors.

         Each of Frederick J. Horowitz and Harold Macsata, both former officers of the Company, entered into consulting arrangements during 1997 which provided for, among other things, each of them to continue to provide services to the Company until November 5, 1997 in the case of Mr. Macsata and December 31, 1997 in the case of Mr. Horowitz. Under his agreement, Mr. Macsata is entitled, among other things, to continued vesting of his stock options through March 1, 1999 and a severance payment of $62,500 to the extent he performs satisfactorily under his agreement, as determined in the sole reasonable discretion of the Company.

PROFIT SHARING PLAN

         The Company has a profit sharing plan (the "OGM Plan") based on the amount by which the Company's OGM exceeds 10% in a given year. OGM is equal to the percentage of gross sales represented by the Company's income from operations plus general and administrative expenses. If the Company's OGM exceeds 10%, a percentage of that excess is placed in a bonus pool (the "OGM Pool"). The percentage added to the OGM Pool varies between 5% and 22% of OGM in excess of 10%, except that the total amount available for distribution does not include amounts calculated based on annual net sales in excess of $200 million. Of the OGM Pool, 16% currently is allocated for distribution to senior executives with Messrs. Bergman and Coslow each to receive 8%. Of the remainder of the OGM Pool, no participant currently can receive a distribution greater than 50% of his or her base salary. Amounts not allocated for distribution under the OGM Pool will not be distributed. For 1995, 1996 and 1997, the Company made payments aggregating approximately $231,000, $410,000 and $0, respectively, under the OGM Plan. No distributions were made under the OGM Plan for periods prior to 1995.

COMPENSATION OF DIRECTORS

         During 1997, each non-employee director of the Company receives (i) an annual fee of $15,000 and (ii) $1,500 per day for each Board of Directors or committee meeting attended but not more than $1,500 for any single day, regardless of the number of meetings of the Board of Directors or any committee thereof attended during that day. The annual fee for 1998, has been increased to $30,000 and Mr. Adler has waived payment of his annual fee starting in February 1998. In addition, directors who are not employees of the Company are compensated through stock options. See "--Non-Employee Directors' Plan."

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

         No option granted under the Plan will become exercisable unless the person to whom the option is granted remains in the continuous employ or service of the Company or one of its subsidiaries for at least six months (or for such longer period as the Committee may designate) from the date the option is granted. Unless extended by the Committee, if an optionee ceases to be employed by or to perform services for the Company or one of its subsidiaries for any reason other than death or disability, then each outstanding option granted to him or her under the Plan will terminate on the date three months after the date of such termination of employment or service, of, if earlier, the date specified in the option agreement. If an optionee's employment or service is terminated by reason of the optionee's death or disability (or if the optionee's employment or service is terminated by reason of his or her disability and the optionee dies within one year after such termination of employment or service), then, unless extended by the Committee, each outstanding option granted to the optionee under the Plan will terminate on the date one year after the date of such termination of employment or service (or one year after the later death of a disabled optionee) or, if earlier, the date specified in the option agreement.

         If any event constituting a "Change in Control of the Company" shall occur, all options granted under the Plan which are outstanding at the time a Change in Control of the Company occurs will immediately become exercisable. A "Change in Control of the Company" will be deemed to occur if (i) there is consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of the Company's Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Company's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or
(ii) the stockholders of the Company approve any plan or proposal for liquidation or dissolution of the Company, or (iii) any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

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

NON-EMPLOYEE DIRECTORS' PLAN

         Effective August 1995, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), pursuant to which options to acquire an aggregate of 75,000 shares of Common Stock may be granted to non-employee directors. The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of (1) an option to purchase 4,500 shares of Common Stock on the later of the date of such director's initial election or appointment to the Board of Directors or the date of adoption of the Directors' Plan, and (2) an option to purchase 4,500 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on that anniversary date a non-employee director. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and become exercisable in four equal quarterly installments commencing on the date which is three months after the date of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors' Plan). The options may be exercised by payment in cash, check or shares of Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Uri Evan, Chief Executive Officer, Chairman of the Board and a principal stockholder of the Company, is also a director, officer and stockholder of American Value Brands Inc. and Net Grocer Inc. and Frederick R. Adler, a director and principal stockholder of the Company, is also a director and principal stockholder of American Value Brands Inc. and Net Grocer Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth information as of April 9, 1998 regarding the beneficial ownership of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each director and nominee for director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation" above); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                                                         AMOUNT AND NATURE OF
                                                                        BENEFICIAL OWNERSHIP OF             PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                    COMMON STOCK (2)                COMMON STOCK
----------------------------------------------------------------------------------------------------------------------------
Uri Evan (3)..............................................                      984,505                         7.12%
Dinah Evan (3)............................................                      984,505                         7.12
Daniel Bergman (4)........................................                      857,503                         6.20

Bergman Family Limited Partnership (5)
   1961 East 1st Street
   Brooklyn, New York 11223...............................                      850,003                         6.15

Frederick R. Adler (5)
   1520 South Ocean Boulevard
   Palm Beach, Florida 33480..............................                    2,113,058                        14.89

Richard A. Mandell (6)
   245 East 19th Street
   New York, New York 10003...............................                       16,875                         *

Frederick J. Horowitz
   c/o American Value Brands Inc.
   333 Seventh Avenue
   New York, New York  10001..............................                      765,413                         5.54

Joseph S. Cohen (7)
   1585 East 10th Street
   Brooklyn, New York 11230...............................                      900,003                         6.51

Mark Antebi (8)
   1435 East 9th Street
   Brooklyn, New York 11230...............................                      900,003                         6.51

Rachamim Anatian (9)
   1323 President Street
   Brooklyn, New York 11230...............................                    1,208,300                         8.74

The Capital Group Companies, Inc. and
   Capital Guardian Trust(10)
   333 South Hope Street
   Los Angeles, California 90071..........................                    1,370,100                         9.91

Richard D. Coslow.........................................                          500                         *

Frank Corella (11)........................................                       41,134                         *

All directors and executive officers as
   a group (6 persons)....................................                    4,013,575                        28.21%


----------------------

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

(3) Amounts reflected for Uri Evan and Dinah Evan, who are married to one another, consist of (i) an aggregate of 386,430 shares held by Dinah Evan, (ii) 312,130 shares held by Uri Evan and (iii) 285,945 shares of Common Stock held by a trust for the benefit of a child of Mr. Evan. Mr. and Mrs. Evan may each be deemed to beneficially own the shares of Common Stock held by the other and the shares of Common Stock held by each trust. Each of Mr. and Mrs. Evan disclaims beneficial ownership of all shares other than those held in his or her name.

(4) Daniel Bergman may be deemed to be the beneficial owner of the 850,003 shares of Common Stock beneficially owned by the Bergman Family Limited Partnership, a Nevada partnership of which Mr. Bergman is the general partner. Mr. Bergman disclaims beneficial ownership of all shares other than those held in his name.

(5) Includes options to purchase 12,375 shares of Common Stock, exercisable within 60 days, and a warrant to purchase 350,000 shares of Common Stock.

(6) Includes options to purchase 12,375 shares of Common Stock, exercisable within 60 days.

(7) Includes 238,290 shares of Common Stock held by the children of Mr. Cohen. Mr. Cohen disclaims beneficial ownership of all shares other than those held in his name.

(8) Includes 211,813 shares of Common Stock held by the children of Mr. Antebi. Mr. Antebi disclaims beneficial ownership of all shares other than those held in his name.

(9)      Information is as of February 7, 1997 and is derived solely from the
         Schedule 13D, as amended, dated February 7, 1997, filed with the Securities and Exchange Commission by Mr. Anatian.

(10)     Information is as of February 10, 1998 and is derived solely from the
         Schedule 13G, dated February 10, 1998, filed with the Securities and Exchange Commission. The Capital Group Companies, Inc. is the parent holding company of a group of investment management companies, which include (i) a "bank" as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 (the "Act"), and (ii) several investment advisers registered under Section 203 of the Investment Advisers Act of 1940, which provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts. Capital Guardian Trust Company, a "bank" as defined in Section 3(a)(6) of the Act and a wholly owned subsidiary of The Capital Group Companies, Inc., is reported to be the beneficial owner of such shares as a result of its serving as the investment manager of various institutional accounts.

(11) Includes options to purchase 29,787 shares of Common Stock, exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1995, Mr. Adler and Mr. Blair Effron were granted rights to "piggyback" on any registration statement filed by the Company, subject to certain restrictions. The registration rights agreement relating to such "piggyback" rights covers all Common Stock held by Messrs. Adler and Effron. Mr. Adler has been of counsel to the law firm of Fulbright & Jaworski L.L.P. since January 1, 1996, which firm was retained to provide legal services to the Company during 1997.

         On December 26, 1997, the Company granted a warrant to purchase 350,000 shares of Common Stock to Mr. Adler, a director of the Company, in consideration of the sum of $175,000 and investment banking services to be rendered by Mr. Adler during the three year period commencing January 1, 1998. The warrant is exercisable beginning December 2000 or, if earlier, upon the occurrence of an "Accelerating Event" as defined in the warrant, at an exercise price of $7.875 per share of Common Stock (the market price of the Common Stock on the grant date). The Company valued the warrant at approximately $375,000, the amount specified by an independent banking and valuation firm engaged by the Company. The value of the warrant, net of consideration to be received, will be deferred and amortized over the three year consulting period.

         As part of the refinancing of the Company's indebtedness with PNC Bank, National Association ("PNC"), $4 million was loaned to the Company by 101 Realty Associates L.L.C. ("101 Realty") at a rate of 9.5% per annum. 101 Realty is a New Jersey limited liability company owned by Mr. Evan, the Company's Chairman and Chief Executive Officer, Mr. Evan's wife, Dinah Evan, and Frederick J. Horowitz, Daniel Bergman, Joseph Cohen and Mark Antebi, each of whom is known to beneficially own more than 5% of the Company's outstanding Common Stock. Such loan is due in July 1999 and is secured by a second mortgage on one of the Company's properties for the amount of the loan, subject to a first mortgage held by PNC in the amount of $5 million. Each of Messrs. Evan, Horowitz, Bergman, Cohen and Antebi additionally have jointly and severally guaranteed the repayment of an additional $5 million of the Company's indebtedness to PNC. PNC is obligated to release such guarantees in the event the Company repays the guaranteed amount to PNC by June 25, 1997. As part of the arrangement, the Company has agreed to engage an independent investment banking firm to recommend appropriate additional consideration to be received by 101 Realty (or its underlying owners) in connection with the extension of the loan and the entry into of the guarantees.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                              USA DETERGENTS, INC.


Dated:  April 29, 1998                 By: /s/ Uri Evan
                                           ------------
                                             Name:  Title
                                             Title: Chief Executive Officer and
                                                    Chairman of the Board


                  Pursuant to the requirements of the Securities Exchange Act of 1 34, this Amendment to No. 1 to the Registrant's Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                      Title                                          Date
---------                                      -----                                          ----
/s/ Uri Evan                                   Chief Executive Officer and                    April 29, 1998
-------------------------                      Chairman of the Board of
    Uri Evan                                   Directors (Principal Executive
                                               Officer)

/s/ Richard Coslow                             Senior Vice President and                      April 29, 1998
-------------------------                      Chief Financial Officer
    Richard Coslow                             (Principal Financial Officer
                                               and Principal Accounting
                                               Officer)

/s/ Daniel Bergman                             Director                                       April 29, 1998
-------------------------
    Daniel Bergman

/s/ Frederick R. Adler                         Director                                       April 29, 1998
-------------------------
    Frederick R. Adler


/s/ Richard A. Mandell                         Director                                       April 29, 1998
-------------------------
    Richard A. Mandell