Form 10-Q/A
period 1997-03-31
USA DETERGENTS INC
filed 1998-05-05
CIK 946816

                                  FORM 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20509

(Mark One)
[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997.

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from .............. to .................

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

             1735 Jersey Avenue, North Brunswick, New Jersey 08902
             -----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (732) 828-1800
                                --------------
             (Registrant's telephone number, including area code)

                          --------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Stock          No. of Shares Outstanding           Date
    --------------          -------------------------           ----
       Common                      13,795,029                May 12, 1997

This report on Form 10-Q/A is being filed to amend and restate Items 1 and 2 of Part I and Items 3 and 6(a) of Part II of the Company's Report on Form 10-Q filed May 15, 1997 (the "Filed Report"). Certain items contained in this Report on Form 10-Q/A are being presented as of a more recent date to reflect changes which occurred in the Company's business operations since the filing of the Filed Report.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                    USA DETERGENTS, INC. AND SUBSIDIARIES
                                BALANCE SHEETS
                      (in thousands, except share data)

                                    ASSETS
                                                                                         March 31,
                                                                     December 31,          1997
                                                                         1996           (Unaudited)
                                                                     (As restated-      (As restated-
                                                                      See Note 3)        See Note 3)
Current assets:
Cash                                                                   $ 2,373           $  1,253
Accounts receivable, net of customer allowances and doubtful
      accounts of $1,349 and $1,702, respectively                       27,323             29,710
Inventories                                                             28,830             24,081
Prepaid expenses and other current assets                                3,053              3,859
Refundable income taxes                                                  4,255              6,770
Deferred taxes                                                             534              1,124
                                                                      ----------------------------
         Total current assets                                           66,368             66,797

Property and equipment - net                                            26,783             36,388

Restricted funds                                                           275                275

Other assets                                                             2,800              2,666

Note receivable                                                          2,250              2,250
                                                                      ----------------------------
          Total assets                                                 $98,476           $108,376
                                                                      ============================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long term debt                                      $ 5,819           $ 11,729
Accounts payable                                                        13,725             13,807
Accrued expenses                                                        11,503             19,736
                                                                      ----------------------------
        Total current liabilities                                       31,047             45,272

Long-term debt - net of current portion                                 29,311             29,998

Deferred rent payable                                                    1,284              1,268

Deferred taxes                                                             735              1,006
                                                                      ----------------------------
         Total liabilities                                              62,377             77,544
                                                                      ----------------------------
Stockholders' equity:
Preferred stock-no par value; authorized 1,000,000
    shares, none issued                                                    -                  -
Common stock-$.01 par value; authorized 30,000,000 shares, issued
    and outstanding 13,752,570 and 13,790,717 shares, respectively         138                138
Additional paid-in capital                                              27,595             27,785
Retained earnings                                                        8,366              2,909
                                                                      ----------------------------
         Total stockholders' equity                                     36,099             30,832
                                                                      ----------------------------
         Total liabilities and stockholders' equity                    $98,476           $108,376
                                                                      ============================

                      See Notes to Consolidated Financial Statements.

                    USA DETERGENTS, INC. AND SUBSIDIARIES

                           STATEMENTS OF OPERATIONS
           (in thousands, except net income/(loss) per share information)

                                                               Three months
                                                               ended March 31,
                                                      ------------------------------
                                                          1996            1997
                                                       (Unaudited)     (Unaudited)
                                                      (As restated     (As restated
                                                       See Note 3)      See Note 3)

Net sales                                                $33,445        $ 60,670

Cost of goods sold                                        23,086          49,345
                                                      -----------      ----------
Gross profit                                              10,359          11,325

Selling, general and administrative                        7,514          19,153
                                                      -----------      ----------

Income/(loss) from operations                              2,845          (7,828)

Interest expense - net                                       167             446
                                                      -----------      ----------
Earnings/(loss) before income taxes                        2,678          (8,274)
Provision/(benefit) for income taxes                       1,211          (2,817)
                                                      -----------      ----------
Net income/(loss)                                        $ 1,467        $ (5,457)
                                                      ===========      ==========
Net income/(loss) per share                              $   .11        $   (.40)
                                                      ===========      ==========
Weighted average shares outstanding                       13,392          13,765
                                                      ===========      ==========


                 See Notes to Consolidated Financial Statements.

                    USA DETERGENTS, INC. AND SUBSIDIARIES

                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     Three months
                                                                                    ended March 31,
                                                                           ------------------------------
                                                                                1996            1997
                                                                             (Unaudited)     (Unaudited)
                                                                            (As restated     (As restated
                                                                             See Note 3)     See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                                              $1,467         (5,457)
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization                                                     338          1,030
Change in the provision for customer allowances and doubtful accounts             110            353
Increase/(decrease) in deferred rent                                               81            (16)
Changes in operating assets and liabilities:
Increase in accounts receivable                                                (2,384)        (2,740)
(Increase)/decrease in inventories                                             (5,830)         4,749
Increase in prepaid expenses and other current assets                          (1,560)          (806)
(Increase)/decrease in other assets                                               (65)           134
Increase in accounts payable and accrued expenses                               6,047          8,296
Increase in refundable income taxes                                               -           (2,515)
Increase in taxes payable                                                         900            -
Increase/decrease in deferred tax asset                                           429           (590)
Increase/(decrease) in deferred tax liability                                    (307)           271
                                                                           ------------------------------
Net cash provided by/(used in) operating activities                              (774)         2,709
                                                                           ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                             (1,891)       (10,635)
                                                                           ------------------------------
Net cash used in investing activities                                          (1,891)       (10,635)
                                                                           ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt                                                      (77)           (77)
Net proceeds from credit facility                                               3,018          6,693
Decrease in non-current liabilities                                               (24)             -
Net proceeds from exercise of options                                               -            190
                                                                           ------------------------------
Net cash provided by financing activities                                       2,917          6,806
                                                                           ------------------------------
Net increase/(decrease) in cash                                                   252         (1,120)

Cash at beginning of period                                                        61          2,373
                                                                           ------------------------------
Cash at March 31,                                                              $  313        $ 1,253
                                                                           ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                                                         $158           $348
                                                                           ==============================
Income taxes                                                                     $189            $17
                                                                           ==============================

              See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

NOTE # 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1996 Form 10 K/A filed on March 17, 1998, which includes restated financial information for the year ended December 31, 1996, and with the Company's December 31, 1997 Form 10-K filed on March 31, 1998.

NOTE # 2 - DEBT

         The Company's debt structure as of March 31, 1998 and its current relationships with its bank lender and the New Jersey Economic Development Authority ("EDA") has changed substantially since the end of the period to which this Quarterly Report on Form 10Q/A relates and, consequently, information relating to the Company's debt structure and relationships with the Company's bank lender and the EDA as of March 31, 1997 is not deemed to be relevant to an evaluation of the Company. The following information summarizes the Company's current debt structure and relationships with its bank lender and the EDA as of March 31, 1998.

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

         The December 1996 PNC Facility required, among other things, the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. Based on the Company's December 31, 1996 financial condition, the Company was not in compliance with various covenants and other material provisions contained in the December 1996 PNC Facility including all of the required financial covenants. In addition, based in part on the Company's performance in the first quarter of fiscal 1997, the $55 million March PNC Commitment was withdrawn.

         On February 25, 1998, the Company and PNC entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"), which waived all defaults under the December 1996 PNC Facility and Bridge Loan II. Under the amended agreement, the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35 million, has been extended to January 4, 1999 and bears interest at rates which range from prime plus .25% to prime plus 2%. The actual rate depends on the timing of the repayment of the indebtedness. Of the $5 million paid to PNC, $4 million was loaned to the Company by an entity owned by certain of the Company's principal stockholders at a rate of 9.5% per annum, and is due in July 1999. These stockholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owed to PNC. At December 31, 1997, $1,000,000 of the PNC debt was classified as current reflecting the difference between the amount repaid to PNC and the amount loaned to the Company by certain of its principal stockholders.

         In connection with the transaction, PNC received a warrant to purchase between approximately 140,000 and 700,000 shares of the Company's common stock, depending on the repayment date of the remaining indebtedness (140,000 shares if paid in full by September 30, 1998). In conjunction with the issuance of this warrant, the Company recognized in the first quarter of 1998, a deferred charge of $415,000. This charge will be deferred and amortized over the period ending January 4, 1999. The Company engaged the services of an independent specialty investment banking firm to calculate and establish the valuation of this warrant.

         The stockholders who funded $4 million of the $5 million payment described above and guaranteed the repayment of an additional $5 million are also expected to receive warrants to purchase between approximately 99,000 and 194,000 shares of the Company's common stock depending on whether the $5 million which is the subject of the guarantee is required to be paid. In conjunction with the issuance of these warrants, the Company recognized, in the first quarter of 1998, a deferred charge of $335,000. This charge will be deferred and amortized over an 18 month period. The Company engaged the services of an independent specialty investment banking firm to calculate and establish the valuation of these warrants.

         The February 1998 PNC Facility requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1, commencing January 31, 1998, and prohibits the payment of dividends and the incurrence of new debt.

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

EDA Loan

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of December 31, 1997, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.15% at December 31, 1997). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the EDA Loan. There can be no assurances that the Company will be successful in obtaining such waiver. To date, the Company is current with respect to scheduled principle and interest payments. The entire obligation has been classified as current in the December 31, 1997 balance sheet.

NOTE # 3 - RESTATEMENT OF FINANCIAL INFORMATION

         The Company has restated its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors and irregularities discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to: (1) unrecorded vendor invoices and vendor rebates resulting in an understatement of cost of goods sold; (2) shipping cut-offs resulting in an overstatement of sales; (3) inappropriately capitalized labor resulting in an understatement of selling, general and administrative expenses; and (4) unamortized slotting costs resulting in an understatement of selling expenses. The quarter ended March 31, 1996 has been restated principally for these items and the write-off of certain costs previously written-off in the fourth quarter of 1996. The quarter ended March 31, 1997 has been restated principally to reflect the reversing effects of the 1996 restated items offset in part by an adjustment of accruals for customer marketing funds.

         The impact of the restatements on the Company's balance sheets and statements of operations for the quarters ended March 31, 1997 and March 31, 1996 are summarized as follows:

                                 Three Months Ended       Three Months Ended      Three Months Ended       Three Months Ended
                                   March 31, 1996           March 31, 1996          March 31, 1997           March 31, 1997
                                   --------------           --------------          --------------           --------------
                                   (As originally           (As Restated)           (As originally           (As Restated)
                                      Reported)                                        Reported)
                                                 (in thousands, except per share data)
Statement of Operations
-----------------------------

Net sales                          $        34,067         $        33,445        $       60,533           $        60,670
Gross profit                                11,542                  10,359                10,632                    11,325
Selling, general and
   Administrative                            7,952                   7,514                17,063                    19,153
Operating income (loss)                      3,590                   2,845               (6,431)                   (7,828)
Net income (loss)                            2,088                   1,467               (4,195)                   (5,457)
Net income (loss) per share        $           .16         $           .11        $        (.30)           $         (.40)
                                               March 31, 1996                                   March 31, 1997
                                               --------------                                   --------------
                                   (As originally           (As Restated)           (As originally           (As Restated)
                                      Reported)                                        Reported)
                                                           (in thousands)
Balance Sheet
------------------------------

Current assets                     $        37,658         $        36,893        $       64,758           $        66,797
Total assets                                52,600                  51,695               108,816                   108,376
Current liabilities                         26,150                  27,968                68,087                    45,272
Total liabilities                           30,220                  29,936                71,562                    77,544
Stockholders' equity                        22,380                  21,759                37,254                    30,832

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company has restated its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors and irregularities discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to: (1) unrecorded vendor invoices and vendor rebates resulting in an understatement of cost of goods sold; (2) shipping cut-offs resulting in an overstatement of sales; (3) inappropriately capitalized labor resulting in an understatement of selling, general and administrative expenses; and (4) unamortized slotting costs resulting in an understatement of selling expenses. The quarter ended March 31, 1996 has been restated principally for these items and the write-off of certain costs previously written-off in the fourth quarter of 1996. The quarter ended March 31, 1997 has been restated principally to reflect the reversing effects of the 1996 restated items offset in part by an adjustment of accruals for customer marketing funds.

         The impact of the restatements on the Company's balance sheets and statements of operations for the quarters ended March 31, 1997 and March 31, 1996 are summarized as follows:

                                 Three Months Ended       Three Months Ended      Three Months Ended       Three Months Ended
                                   March 31, 1996           March 31, 1996          March 31, 1997           March 31, 1997
                                   --------------           --------------          --------------           --------------
                                   (As originally           (As Restated)           (As originally           (As Restated)
                                      Reported)                                        Reported)
                                                (in thousands, except per share data)
Statement of Operations
-----------------------------

Net sales                          $        34,067         $        33,445        $       60,533           $        60,670
Gross profit                                11,542                  10,359                10,632                    11,325
Selling, general and
   Administrative                            7,952                   7,514                17,063                    19,153
Operating income (loss)                      3,590                   2,845               (6,431)                   (7,828)
Net income (loss)                            2,088                   1,467               (4,195)                   (5,457)
Net income (loss) per share        $           .16         $           .11        $        (.30)           $         (.40)
                                               March 31, 1996                                   March 31, 1997
                                               --------------                                   --------------
                                   (As originally           (As Restated)           (As originally           (As Restated)
                                      Reported)                                        Reported)
                                                           (in thousands)
Balance Sheet
------------------------------

Current assets                     $        37,658         $        36,893        $       64,758           $        66,797
Total assets                                52,600                  51,695               108,816                   108,376
Current liabilities                         26,150                  27,968                68,087                    45,272
Total liabilities                           30,220                  29,936                71,562                    77,544
Stockholders' equity                        22,380                  21,759                37,254                    30,832

All comparisons to the three months ended March 31, 1996 and 1997 are based on amounts as restated.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net sales for the three months ended March 31, 1997 increased
81.4% to $60.7 million from $33.4 million for the three months ended March 31, 1996. The increase is primarily the result of an increase in unit sales of laundry products and candles.

         Gross profit increased 9.3% to $11.3 million in the three months ended March 31, 1997 from $10.4 million for the comparable period in 1996. Gross profit decreased as a percentage of net sales to 18.7% in the three months ended March 31, 1997 from 31.0% for the comparable period in 1996. The decrease as a percentage of net sales was primarily attributable to an increase in materials costs of 6.0% of net sales, due to manufacturing inefficiencies caused by a high level of production line changeovers to meet customer demands and inefficient production runs during the start up and validation of new production lines. The decrease in gross profit as a percentage of net sales was also affected by additional costs of 5.0% as a percentage of net sales relating to increased levels of warehouse, distribution and freight-in costs associated with the expansion of the business from a local single-plant operation to a national multi-plant manufacturer. These unanticipated increased costs, which began in the latter part of 1996, continued to have a significant impact on the first three quarters of 1997.

         Selling, general and administrative expenses increased 154.9% to $19.2 million in the three months ended March 31, 1997 from $7.5 million for the comparable period in 1996. As a percentage of net sales, these expenses increased to 31.6% in the three months ended March 31, 1997 from 22.5% for the comparable period in 1996. The increase as a percentage of net sales was primarily due to increases of 7.7% in marketing funds, (co-op advertising, promotional allowances and slotting amortization) 1.2% in freight to customers and .2% in commissions.

         Interest expense-net increased to $446,000 in the three months ended March 31, 1997 from $167,000 for the comparable period in 1996, primarily as a result of higher average outstanding borrowings.

         The income tax benefit for the three months ended March 31, 1997 and the income tax provision for the three month ended March 31, 1996 are based on actual tax computations for each of the periods. The difference in the effective rates between the periods relates principally to the adjustment of certain net deferred tax liabilities required in the Company's restated 1996 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The description of the Company's liquidity and capital resources has changed substantially since the end of the period to which this Quarterly Report on Form 10Q/A relates and, consequently, a discussion of such items as of March 31, 1997 is not deemed to be relevant to an evaluation of the Company. For a current description of these items, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Form 10K/A for the year ended December 31, 1996. The Company's current relationship with PNC Bank, N.A. ("PNC") and the New Jersey Economic Development Authority (the "EDA") is as follows:

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

         The December 1996 PNC Facility required, among other things, the Company to maintain specified debt to equity ratios, current ratios, minimum consolidated tangible net worth and debt service ratio levels. Based on the Company's December 31, 1996 financial condition, the Company was not in compliance with various covenants and other material provisions contained in the December 1996 PNC Facility including all of the required financial covenants. In addition, based in part on the Company's performance in the first quarter of fiscal 1997, the $55 million March PNC Commitment was withdrawn.

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

         In connection with the transaction, PNC received a warrant to purchase between approximately 140,000 and 700,000 shares of the Company's common stock, depending on the repayment date of the remaining indebtedness (140,000 shares if paid in full by September 30, 1998). In conjunction with the issuance of this warrant, the Company recognized in the first quarter of 1998, a deferred charge of $415,000. This charge will be deferred and amortized over the period ending January 4, 1999. The Company engaged the services of an independent specialty investment banking firm to calculate and establish the valuation of this warrant.

         The stockholders who funded $4 million of the $5 million payment described above and guaranteed the repayment of an additional $5 million are also expected to receive warrants to purchase between approximately 99,000 and 194,000 shares of the Company's common stock depending on whether the $5 million which is the subject of the guarantee is required to be paid. In conjunction with the issuance of these warrants, the Company recognized, in the first quarter of 1998, a deferred charge of $335,000. This charge will be deferred and amortized over an 18 month period. The Company engaged the services of an independent specialty investment banking firm to calculate and establish the valuation of these warrants.

         The February 1998 PNC Facility requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1, commencing January 31, 1998, and prohibits the payment of dividends and the incurrence of new debt.

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

EDA Loan

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of December 31, 1997, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.15% at December 31, 1997). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the EDA Loan. There can be no assurances that the Company will be successful in obtaining such waiver. To date, the Company is current with respect to scheduled principle and interest payments. The entire obligation has been classified as current in the December 31, 1997 balance sheet.

PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Reference is made to the discussion contained in Item 2 of this Report on Form 10-Q/A for a description of the Company's defaults upon senior securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (A)  EXHIBITS
         27       Financial Data Schedule

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           USA DETERGENTS, INC.


May 1, 1998                                By: /s/ Uri Evan
                                              --------------------------
                                           Uri Evan
                                           Chairman of the Board and
                                           Chief Executive Officer

                                           /s/ Richard D. Coslow
May 1, 1998                                -----------------------------
                                           Richard D. Coslow
                                           Senior Vice President
                                           Chief Financial Officer