Form 10-Q
period 1998-03-31
USA DETERGENTS INC
filed 1998-05-12
CIK 946816

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from .................. to ....................

         Commission file number 0-26568

                              USA Detergents, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                   11-2935430
-------------------------------            -------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

             1735 Jersey Avenue, North Brunswick, New Jersey 08902
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (732) 828-1800
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  [X]  (1)   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Stock           No. of Shares Outstanding           Date
   --------------           -------------------------           ----
      Common                             13,825,227         April  9, 1998

(1) The Company was delinquent in the filing of its Form 10Q for the quarter ended June 30, 1997, which Form has since been filed.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS



                                                                        December 31,        March 31,
                                                                             1997              1998
                                                                        ------------        ---------

Current assets:

Cash                                                                        $ 1,848           $ 2,921
Accounts receivable, net of customer allowances and doubtful
      accounts of $867 and $991 , respectively                               24,349            24,406
Inventories                                                                  17,258            15,264
Refundable income taxes                                                       7,120             7,061
Deferred financing costs                                                        211               807
Prepaid expenses and other current assets                                     3,249             3,027
                                                                        ------------      ------------

        Total current assets                                                 54,035            53,486

Property and equipment - net                                                 45,672            45,035
Restricted funds                                                                275               275
Deferred financing costs                                                        280               618
Other non-current assets                                                      2,546             2,367

                                                                        ------------      ------------
        Total assets                                                      $ 102,808         $ 101,781
                                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current portion of long-term debt                                           $ 2,501          $ 36,422
Accounts payable                                                             29,880            27,695
Accrued expenses                                                             13,259            13,727
Other current liabilities                                                     1,367               947
                                                                        ------------      ------------

        Total current liabilities                                            47,007            78,791

Long-term debt - net of current portion                                      38,998                 -
Long-term note payable                                                            -             4,000
Deferred rent payable                                                         1,219             1,203
                                                                        ------------      ------------
        Total liabilities                                                    87,224            83,994
                                                                        ------------      ------------

Stockholders' equity:

Preferred stock-no par value; authorized 1,000,000
    shares, none issued                                                           -                 -
Common stock-$.01 par value; authorized 30,000,000 shares, issued
    and outstanding 13,806,279 and 13,825,227 shares, respectively              138               138
Subscribed common stock                                                           -
Additional paid-in capital                                                   28,336            29,196
Retained earnings/(deficit)                                                 (12,715)          (11,372)
Note receivable - warrant                                                      (175)             (175)
                                                                        ------------      ------------
        Total stockholders' equity                                           15,584            17,787
                                                                        ------------      ------------
        Total liabilities and stockholders' equity                        $ 102,808         $ 101,781
                                                                        ============      ============

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1998

         (IN THOUSANDS, EXCEPT NET INCOME/(LOSS) PER SHARE INFORMATION)



                                                                  1997           1998
                                                                  ----           ----

   Net sales                                                    $ 60,670      $ 56,678

   Cost of goods sold                                             49,345        39,977
                                                                ---------     ---------

   Gross profit                                                   11,325        16,701

   Selling, general and administrative                            19,153        14,538
                                                                ---------     ---------

   Income/(loss) from operations                                  (7,828)        2,163

   Interest expense - net                                            446           799
                                                                ---------     ---------

   Earnings/(loss) before provision/(benefit) for income taxes    (8,274)        1,364

   Provision/(benefit) for income taxes                           (2,817)           21
                                                                ---------     ---------
   Net income/(loss)                                            $ (5,457)      $ 1,343
                                                                =========     =========

   Basic net income/(loss) per share                            $   (.40)      $   .10
                                                                =========     =========
   Weighted average shares outstanding                            13,765        13,814
                                                                =========     =========
   Diluted net income/(loss) per share                          $   (.40)      $   .10
                                                                =========     =========
   Weighted average shares outstanding and common share
     equivalents                                                  13,765        14,060
                                                                =========     =========



                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 1997, AND 1998

                                 (IN THOUSANDS)


                                                                                   1997      1998
                                                                                   ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income/(loss)                                                            (5,457)     1,343
     Adjustments to reconcile net income/(loss) to net
         cash used in operating activities:
     Depreciation and amortization                                                 1,030      1,385
     Amortization of warrants                                                                    92
     Change in the provision for customer allowances and doubtful accounts           353        124
     Decrease in deferred rent                                                       (16)       (16)
Changes in operating assets and liabilities:
     Increase in accounts receivable                                              (2,740)      (181)
     Decrease in inventories                                                       4,749      1,994
     Increase in prepaid expenses and other current assets                          (398)       222
     (Increase)/decrease in other assets                                             (18)         5
     Increase/(decrease) in accounts payable and accrued expenses                  8,315     (1,717)
     (Increase)/decrease in refundable income taxes                               (2,515)        59
     Increase in deferred tax asset                                                 (590)         -
     Increase in deferred tax liability                                              271          -
                                                                                 --------   --------
         Net cash provided by operating activities                                 2,984      3,310
                                                                                 ========   ========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                           (10,483)      (591)
                                                                                 --------   --------
         Net cash used in investing activities                                   (10,483)      (591)
                                                                                 ========   ========
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                                    (77)       (77)
     Increase in deferred financing costs                                           (408)      (259)
     Net proceeds from/(repayments to) credit facility                               674     (5,000)
     Decrease in non-current liabilities                                             (37)         -
     Repayments of Oracle software obligation                                          -       (420)
     Net proceeds from exercise of options                                           190        110
     Increase in note bank payable                                                 6,000          -
     Increase in note payable related party                                            -      4,000
                                                                                 --------   --------
         Net cash provided by (used in) financing activities                       6,342     (1,646)
                                                                                 ========   ========
Net (decrease)/increase in cash                                                   (1,157)     1,073

Cash beginning of period                                                           2,373      1,848
                                                                                 ========   ========
Cash end of period                                                               $ 1,216    $ 2,921
                                                                                 ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:

         Interest                                                                  $ 348      $ 735
                                                                                 ========   ========
         Income taxes                                                              $  17      $  21
                                                                                 ========   ========
         Income tax refunds received                                               $   -      $  60
                                                                                 ========   ========
         Value of warrants in connection with bank & related party financings      $   -      $ 750
                                                                                 ========   ========


                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

NOTE # 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 10-K which includes, financial information for the year ended December 31, 1997.

         Reclassifications - certain reclassifications have been made to prior year amounts to conform with the presentation for the current year.

Note # 2 - PNC Bank Debt

                  On February 25, 1998, the Company and PNC Bank, National Association ("PNC") entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"), which waives all defaults under the then existing financing agreements with PNC. Under the amended agreement, the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35 million, has been extended to January 4, 1999 and bears interest at rates which range from prime plus .25% to prime plus 2%. The actual rate depends on the timing of the repayment of the indebtedness. The February 1998 PNC Facility requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1, and prohibits the payment of dividends and the incurrence of new debt. Of the $5 million paid to PNC, $4 million was loaned to the Company by an entity owned by certain of the Company's principal stockholders at a rate of 9.5% per annum, and is due in July 1999. These stockholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owed to PNC. At March 31, 1998, the total amount due PNC of approximately $35,000,000 is classified as current.

         In connection with the transaction, PNC received a warrant to purchase between approximately 138,000 and 690,000 shares of the Company's common stock, depending on the repayment date of the remaining indebtedness (138,000 shares if paid in full by September 30, 1998). In conjunction with the issuance of this warrant, the Company recognized in the first quarter of 1998, a deferred charge of $415,000. This charge is being deferred and amortized over the period ending January 4, 1999. The Company engaged the services of an independent specialty investment banking firm to establish the valuation of this warrant.

         The stockholders who funded $4 million of the $5 million payment described above and guaranteed the repayment of an additional $5 million have been granted warrants to purchase between approximately 99,000 and 194,000 shares of the Company's common stock depending on whether the $5 million which is the subject of the quarantee is required to be paid. In conjunction with the issuance of these warrants, the Company recognized, in the first quarter of 1998, a deferred charge of $335,000 based on a warrant for approximately 99,000 shares. This charge is being deferred and amortized over an 18 month period. The Company engaged the services of an independent specialty investment banking firm to calculate and establish the valuation of these warrants.

Note # 3 - EDA Loan

         The Company has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of March 31, 1998, the Company used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (3.65% at March 31, 1998). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the terms of the EDA Loan. There can be no assurances that the Company will be successful in obtaining such waiver. To date, the Company is current with respect to scheduled principal and interest payments. The entire obligation has been classified as current in the March 31, 1998 balance sheet.

Note # 4 - Oracle Purchase Obligation

         On April 16, 1998 the Company obtained a forbearance agreement from Sanwa Business Credit Corporation, (SBCC) which provided that SBCC would forbear exercising its rights and remedies available to it under the May 29, 1997 Oracle Software Obligation which was assigned to SBCC on August 20, 1997. Under the terms of the agreement the Company has agreed to pay SBCC the entire amount due in installments by September 30, 1998.

Note # 5 - Selling General and Administrative Expenses

During the there months ended March 31, 1998, the Company reversed a portion of a previously recorded accrual of $238,000 related to the termination of certain related party consulting agreement obligations and $250,000 related to the elimination of excess prior period freight accrual estimates no longer required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         Net sales for the three months ended March 31, 1998 decreased 6.6% to $56.7 million from $60.7 million for the three months ended March 31, 1997. The decrease is primarily attributable to a decrease in the average selling price due to management's decision to closeout certain discontinued items at reduced prices, partially offset by an increase in units sold, primarily consisting of liquid detergents and fabric softners.

         Gross profit increased 47.8% to $16.7 million in the three months ended March 31, 1998 from $11.3 million for the comparable period in 1997. Gross profit increased as a percentage of net sales to 29.5% in the three months ended March 31, 1998 from 18.7% for the comparable period in 1997. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease in material costs due to more favorable pricing and manufacturing efficiencies. The increase in gross profit as a percentage of net sales was also affected by a decrease of 1.5%; .5% and .7% as a percentage of net sales in distribution; direct labor, and facilities overhead costs resulting from improved cost control measures, respectively. These decreases were offset slightly by an increase in manufacturing overhead of .4% as a percentage of net sales.

         Selling, general and administrative expenses decreased 24.5% to $14.5 million in the three months ended March 31, 1998 from $19.2 million for the comparable period in 1997. As a percentage of net sales, these expenses decreased to 25.7% in the three months ended March 31, 1998 from 31.6% for the comparable period in 1997. The decrease as a percentage of net sales was primarily due to decreases of 3.3% in marketing funds, (co-op advertising, promotional allowances and slotting amortization) 1.2% in freight to customers and 1.6% in commissions offset by a .1% increase in general and administrative expenses. During the quarter ended March 31, 1998, the Company reversed a portion of a previously recorded accrual of $238,000 related to the termination of certain related party consulting agreement obligations and $250,000 related to the elimination of excess prior period freight accrual estimates no longer required.

         Interest expense-net increased to $799,000 in the three months ended March 31, 1998 from $446,281 for the comparable period in 1997, primarily as a result of higher average outstanding borrowings.

         The income tax provision for the three months ended March 31, 1998 and the income tax benefit for the three months ended March 31, 1997 are based on actual tax computations for each of the periods. The difference in the effective rates between the periods relates primarily to the Company's net operating loss carry forward.

LIQUIDITY AND CAPITAL RESOURCES

PNC BANK DEBT

                  On February 25, 1998, the Company and PNC Bank, National Association ("PNC") entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"), which waives all defaults under the then existing financing agreements with PNC. Under the amended agreement, the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35 million, has been extended to January 4, 1999 and bears interest at rates which range from prime plus .25% to prime plus 2%. The actual rate depends on the timing of the repayment of the indebtedness. The February 1998 PNC Facility requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1, and prohibits the payment of dividends and the incurrence of new debt. Of the $5 million paid to PNC, $4 million was loaned to the Company by an entity owned by certain of the Company's principal stockholders at a rate of 9.5% per annum, and is due in July 1999. These stockholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owed to PNC. At March 31, 1998, the total amount due PNC of approximately $35,000,000 is classified as current.

         In connection with the transaction, PNC received a warrant to purchase between approximately 138,000 and 690,000 shares of the Company's common stock, depending on the repayment date of the remaining indebtedness (138,000 shares if paid in full by September 30, 1998). In conjunction with the issuance of this warrant, the Company recognized in the first quarter of 1998, a deferred charge of $415,000. This charge is being deferred and amortized over the period ending January 4, 1999. The Company engaged the services of an independent specialty investment banking firm to establish the valuation of this warrant.

         The stockholders who funded $4 million of the $5 million payment described above and guaranteed the repayment of an additional $5 million have been granted warrants to purchase between approximately 99,000 and 194,000 shares of the Company's common stock, depending on whether the $5 million which is the subject of the quarantee is required to be paid. The warrants were approved by the Board of Directors on April 30, 1998. In conjunction with the issuance of these warrants, the Company recognized, in the first quarter of 1998, a deferred charge of $335,000 based on a warrant for approximately 99,000 shares. This charge is being deferred and amortized over an 18 month period. The Company engaged the services of an independent specialty investment banking firm to calculate and establish the valuation of these warrants.

EDA Loan

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of March 31, 1998, the Company used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (3.65% at March 31, 1998). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the terms of the EDA Loan. There can be no assurances that the Company will be successful in obtaining such waiver. To date, the Company is current with respect to scheduled principal and interest payments. The entire obligation has been classified as current in the March 31, 1998 balance sheet.

Oracle Purchase Obligation

         On April 16, 1998 the Company obtained a forbearance agreement from Sanwa Business Credit Corporation, (SBCC) which provided that SBCC would forbear exercising its rights and remedies available to it under the May 29, 1997 Oracle Software Obligation which was assigned to SBCC on August 20, 1997. Under the terms of the agreement the Company has agreed to pay SBCC the entire amount due in installments by September 30, 1998.

Impact of Inflation

         General inflation in the economy has increased operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for materials, goods and services. The Company continually seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.

New Accounting Principles

         During Fiscal 1997, the Financial Accounting Standards Board issued the following account standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132). The Company does not expect any material effect from adoption of SFAS NO. 131 and 132. The Company will report comprehensive income as a component of equity. During the quarter ended March 28, 1998, the Company does not have any items that would be reportable as a component of comprehensive income other than its income from operations.

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; the inability to reduce expenses to a level commensurate with revenues; and the inability to negotiate acceptable credit terms with current or prospective lenders. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward looking statements with respect to the business of the Company, including prospective financing arrangement. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statement. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be to reflect events or circumstances after the date hereof or to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

            (a) Exhibits

            27 Financial Data Schedule.

            (b) Reports on Form 8-K

            During the quarter for which this report is filed, the Company filed the following Current Reports on Form 8-K:

                 1. Report dated March 5, 1998, attaching a press release, dated February 26, 1998, regarding the amendment and restatement of its loan agreement with PNC Bank, N.A.
                 ("PNC Bank"), the issuance of a warrant to PNC, a loan made to the Company by certain of its stockholders and the resignation of Giulio Perrillo as President of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         USA DETERGENTS, INC.


May 12, 1998                        By:  /s/ Uri Evan
                                         -------------------------
                                         Uri Evan
                                         Chairman of the Board and
                                         Chief Executive Officer


May 12, 1998                             /s/ Richard D. Coslow
                                         ------------------------
                                         Richard D. Coslow
                                         Senior Vice President
                                         Chief Financial Officer