Form 10-Q/A
period 1996-03-31
USA DETERGENTS INC
filed 1998-07-10
CIK 946816

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20509


(Mark One)
[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996.

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .......... to ..........

       Commission file number 0-26568

                              USA Detergents, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      11-2935430
            --------                                      ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

          1735 Jersey Avenue, North Brunswick, New Jersey     08902
          -----------------------------------------------------------
              (Address of principal executive offices)     (Zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Stock         No. of Shares Outstanding            Date
    --------------         -------------------------            ----
        Common                     13,392,372                May 3, 1996

This report on Form 10-Q/A is being filed to amend and restate Items 1 and 2 of
Part I and Items 3 and 6(a) of Part II of the Company's Report on Form 10-Q filed May 15, 1996 (the "Filed Report"). Certain items contained in this Report on Form 10-Q/A are being presented as of a more recent date to reflect changes which occurred in the Company's business operations since the filing of the Filed Report.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              USA DETERGENTS, INC. AND SUBSIDIARIES
                                         BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                             ASSETS

                                                                       December 31,    March 31,
                                                                           1995          1996
                                                                                     (As restated
                                                                                      See note 3)
Current assets:
     Cash                                                                $    61        $   313
     Accounts receivable, net of allowance for doubtful
           accounts of $276 and $386, respectively                        15,278         17,552
     Inventories                                                           8,448         14,278
     Prepaid expenses and other current assets                             2,989          4,549
     Deferred taxes                                                          630            201
                                                                         ----------------------
          Total current assets                                            27,406         36,893
Property and equipment - net                                              10,404         11,957
Restricted funds                                                             275            275
Other assets                                                                 255            320
Note receivable                                                            2,250          2,250
                                                                         ----------------------
Total assets                                                             $40,590        $51,695
                                                                         ======================


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Revolving credit line                                               $ 6,983        $10,001
     EDA loan                                                                305          2,034
     Accounts payable                                                      4,830          8,729
     Accrued expenses                                                      3,942          6,122
     Current portion of capitalized lease obligations                         32           --
     Income tax payable                                                      182          1,082
                                                                         ----------------------
          Total current liabilities                                       16,274         27,968

Long-term debt - net of current portion                                    1,806           --
Capital lease obligations - net of current portion                            24           --
Deferred rent payable                                                      1,204          1,285
Deferred taxes                                                               990            683
                                                                         ----------------------
          Total liabilities                                               20,298         29,936
                                                                         ----------------------

Stockholders' equity:
     Preferred stock-no par value; authorized 1,000,000
         shares, none issued                                                --             --
     Common stock-$.01 par value; authorized 30,000,000 shares, issued
         and outstanding 13,392,372 shares                                   134            134
     Additional paid-in capital                                           15,499         15,499
     Retained earnings                                                     4,659          6,126
                                                                         ----------------------
          Total stockholders' equity                                      20,292         21,759
                                                                         ----------------------
Total liabilities and stockholders' equity                               $40,590        $51,695
                                                                         ======================

                         See Notes to Consolidated Financial Statements.

                   USA DETERGENTS, INC. AND SUBSIDIARIES

                           STATEMENTS OF INCOME
          (IN THOUSANDS, EXCEPT NET INCOME PER SHARE INFORMATION)

                                                            Three months
                                                           ended March 31,
                                                       ----------------------
                                                         1995         1996
                                                                 (As restated
                                                                  See note 3)

Net sales                                              $23,255      $33,445
Cost of goods sold                                      16,990       23,086
                                                       ----------------------
Gross profit                                             6,265       10,359
Selling, general and administrative                      4,474        7,514
                                                       ----------------------
Income from operations                                   1,791        2,845
Interest expense - net                                     188          167
                                                       ----------------------
Earnings before income taxes                             1,603        2,678
Income tax provision                                        31        1,211
                                                       ----------------------
Net income                                             $ 1,572      $ 1,467
                                                       ======================
Net income per share                                                $   .11
                                                                    =========
Weighted average shares outstanding                                  13,392
                                                                    =========
Pro forma Income Statement Data:
    Earnings before income taxes, as reported          $ 1,603
    Pro forma income tax provision                         634
                                                       -------
    Pro forma net income                               $   969
                                                       =======
    Pro forma net income per share                     $   .08
                                                       =======

    Weighted average shares used in the calculation
       of pro forma net income per share                11,915
                                                       =======

                See Notes to Consolidated Financial Statements.

                                       4

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         Three months
                                                                       ended March 31,
                                                                ---------------------------
                                                                    1995           1996
                                                                              (As restated
                                                                               See note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $ 1,572       $ 1,467
    Adjustments to reconcile net income to net
       cash used in operating activities:
    Depreciation and amortization                                        223           338
    Change in the provision for bad debts and sales allowances            65           110
    Increase in deferred rent                                             25            81
Changes in operating assets and liabilities:
    Increase in accounts receivable                                   (3,012)       (2,384)
    (Increase)/decrease in inventories                                   565        (5,830)
    Increase in prepaid expenses and other current assets               (243)       (1,560)
    (Increase)/decrease in other assets                                    7           (65)
    Increase in accounts payable and accrued expenses                  1,477         6,047
    Decrease in taxes payable                                             28           900
    Decrease in deferred tax asset                                         -           429
    Decrease in deferred tax liability                                     -          (307)
                                                                ---------------------------
       Net cash provided by/(used in) operating activities               707          (774)
                                                                ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  (281)       (1,891)
                                                                ---------------------------
       Net cash used in investing activities                            (281)       (1,891)
                                                                ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    S corporation distributions                                         (604)            -
    Repayments of long-term debt                                         (90)          (77)
    Net proceeds/(repayments) on revolving credit line                   278         3,018
    Capitalized lease repayments                                          (9)          (24)
                                                                ---------------------------
       Net cash provided by/(used in) financing activities              (425)        2,917
                                                                ---------------------------
Net increase in cash                                                       1           252
Cash at beginning of period                                               77            61
                                                                ---------------------------
Cash at March 31,                                                    $    78       $   313
                                                                ===========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                      $   191       $   158
                                                                ===========================
       Income taxes                                                  $     3       $    89
                                                                ===========================

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. Certain reclassifications have been made to prior year amounts to conform with the presentation for the current year. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 year ended Form 10-K filed March 31, 1998 and Form 10-K/A filed April 28, 1998 and the Company's December 31, 1996 year ended Form 10-K/A filed March 17, 1998 which includes restated financial information for the year ended December 31, 1996.

NOTE 2 - DEBT

         The Company's debt structure as of March 31, 1998 and its current relationships with its bank lender and the New Jersey Economic Development Authority ("EDA") has changed substantially since the end of the period to which this Quarterly Report on Form 10Q/A relates and, consequently, information relating to the Company's debt structure and relationships with the Company's bank lender and the EDA as of March 31, 1996 is not deemed to be relevant to an evaluation of the Company. The following information summarizes the Company's current debt structure and relationships with its bank lender and the EDA as of March 31, 1998.

PNC Bank Debt

         On February 25, 1998, the Company and PNC Bank, National Association ("PNC") entered into an amended and restated Loan and Security Agreement (the "PNC Agreement"). In conjunction with the PNC Agreement the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35 million, is due in January 1999 and bears interest at rates which range from prime plus .25% to prime plus 2%. The actual rate depends on the timing of the repayment of the indebtedness. Of the $5 million paid to PNC, $4 million was loaned to the Company by an entity ("101 Realty") owned by certain of the Company's principal stockholders at a rate of 9.5% per annum, and is due in July 1999. These stockholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owed to PNC. At December 31, 1997, $1,000,000 of the PNC debt was classified as current reflecting the difference between the amount repaid to PNC and the amount loaned to the Company by certain of its principal stockholders.

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

         In connection with the $4 million loan and $5 million guarantee referred to above, 101 Realty received a warrant to purchase between approximately 99,000 and 194,000 shares of the Company's common stock depending on whether the $5 million which is the subject of the guarantee is required to be paid. In conjunction with the issuance of these warrants, the Company recognized, in the first quarter of 1998, a deferred charge of $335,000. This charge will be deferred and amortized over an 18 month period. The Company engaged the services of an independent specialty investment banking firm to calculate and establish the valuation of these warrants.

         The PNC Agreement requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1, commencing January 31, 1998, and prohibits the payment of dividends and the incurrence of new debt.

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

NOTE 3 - RESTATEMENT OF FINANCIAL INFORMATION

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

         The impact of the restatements on the Company's balance sheets and statements of operations for the three months ended March 31, 1996 are summarized as follows:

                                     Three Months Ended  Three Months Ended
                                       March 31, 1996      March 31, 1996
                                       --------------      --------------
                                       (As Originally      (As Restated)
                                          Reported)
                                     (in thousands, except per share data)
Statement of Operations
-----------------------
Net sales                                  $34,067           $33,445
Gross profit                                11,542            10,359
Selling, general and
   administrative                            7,952             7,514
Operating income                             3,590             2,845
Net income                                   2,088             1,467
Net income per share                       $   .16           $   .11

                                                 March 31, 1996
                                                 --------------
                                       (As Originally     (As Restated)
                                          Reported)
                                                (in thousands)
Balance Sheet
-------------
Current assets                             $37,658           $36,893
Total assets                                52,600            51,695
Current liabilities                         26,150            27,968
Total liabilities                           30,220            29,936
Stockholders' equity                        22,380            21,759

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

         The impact of the restatements on the Company's balance sheets and statements of operations for the three months ended March 31, 1996 are summarized as follows:

                                      Three Months Ended    Three Months Ended
                                        March 31, 1996        March 31, 1996
                                        --------------        --------------
                                        (As Originally         (As Restated)
                                            Reported)
                                       (in thousands, except per share data)
Statement of Operations
-----------------------
Net sales                                  $34,067               $33,445
Gross profit                                11,542                10,359
Selling, general and
   administrative                            7,952                 7,514
Operating income                             3,590                 2,845
Net income                                   2,088                 1,467
Net income per share                       $   .16               $   .11

                                                    March 31, 1996
                                                    --------------
                                        (As Originally         (As Restated)
                                            Reported)
                                                    (in thousands)
Balance Sheet
-------------
Current assets                             $37,658               $36,893
Total assets                                52,600                51,695
Current liabilities                         26,150                27,968
Total liabilities                           30,220                29,936
Stockholders' equity                        22,380                21,759

All comparisons to the three months ended March 31, 1996 are based on amounts as restated.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         Net sales for the three months ended March 31, 1996 increased 43.8% to $33.4 million from $23.3 million for the three months ended March 31, 1995. The increase is primarily the result of an increase in unit sales of laundry products.

         Gross profit increased 65.3% to $10.4 million in the three months ended March 31, 1996 from $6.3 million for the comparable period in 1995. Gross profit increased as a percentage of net sales to 31.0% in the three months ended March 31, 1996 from 26.9% for the comparable period in 1995. The increase as a percentage of net sales was primarily attributable to a decrease in materials costs of 7.3% of net sales. The increase in gross profit as a percentage of net sales was partially offset by increases in overhead and labor costs of 2.3% and .9% of net sales, respectively.

         Selling, general and administrative expenses increased 67.9% to $7.5 million in the three months ended March 31, 1996 from $4.5 million for the comparable period in 1995. As a percentage of net sales, these expenses increased to 22.5% in the three months ended March 31, 1996 from 19.2% for the comparable period in 1995. The increase as a percentage of net sales was primarily due to increases of 1.2% in marketing funds, (co-op advertising, promotional allowances and slotting amortization), .5% in freight to customers,
 .4% in commissions, .5% in administrative personnel, .3% in travel and entertainment and .3% in bonuses.

         Interest expense-net decreased to $167,000 in the three months ended March 31, 1996 from $188,000 for the comparable period in 1995, primarily as a result of lower average outstanding borrowings.

         Earnings before income taxes increased 67.1% to $2.7 million in the three months ended March 31, 1996 from $1.6 million for the comparable period in 1995.

         The income tax provision for the restated three months ended March 31, 1996 is based on an actual tax computation for the period. The difference in the effective rates between the pro forma provision in 1995 and the actual provision in 1996 relates principally to the adjustment of certain net deferred tax liabilities required in the Company's restated 1996 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The description of the Company's liquidity and capital resources has changed substantially since the end of the period to which this Quarterly Report on Form 10Q/A relates and, consequently, a discussion of such items as of March 31, 1996 is not deemed to be relevant to an evaluation of the Company.

The Company's current relationship with PNC Bank, National Association ("PNC") and the New Jersey Economic Development Authority (the "EDA") is as follows:

PNC Bank Debt

         On February 25, 1998, the Company and PNC entered into an amended and restated Loan and Security Agreement (the "PNC Agreement"). In conjunction with the PNC Agreement the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35 million, is due in January 1999 and bears interest at rates which range from prime plus
 .25% to prime plus 2%. The actual rate depends on the timing of the repayment of the indebtedness. Of the $5 million paid to PNC, $4 million was loaned to the Company by an entity ("101 Realty") owned by certain of the Company's principal stockholders at a rate of 9.5% per annum, and is due in July 1999. These stockholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owed to PNC. At December 31, 1997, $1,000,000 of the PNC debt was classified as current reflecting the difference between the amount repaid to PNC and the amount loaned to the Company by certain of its principal stockholders.

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

         In connection with the $4 million and $5 million guarantee referred to above, 101 Realty received a warrant to purchase between approximately 99,000 and 194,000 shares of the Company's common stock depending on whether the $5 million which is the subject of the guarantee is required to be paid. In conjunction with the issuance of these warrants, the Company recognized, in the first quarter of 1998, a deferred charge of $335,000. This charge will be deferred and amortized over an 18 month period. The Company engaged the services of an independent specialty investment banking firm to calculate and establish the valuation of these warrants.

         The PNC Agreement requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1, commencing January 31, 1998, and prohibits the payment of dividends and the incurrence of new debt.

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

PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Reference is made to the discussion contained in Item 2 - - "EDA Loan" of this Report on Form 10-Q/A for a description of the Company's defaults upon senior securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                USA DETERGENTS, INC.


July 10, 1998                               By: /s/ Uri Evan
                                               --------------------------
                                               Uri Evan
                                               Chairman of the Board and
                                               Chief Executive Officer


July 10, 1998                                  /s/   Richard D. Coslow
                                               --------------------------
                                               Richard D. Coslow
                                               SENIOR VICE PRESIDENT
                                               Chief Financial Officer