Form 10-Q/A
period 1996-06-30
USA DETERGENTS INC
filed 1998-07-10
CIK 946816

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

       Commission file number 0-26568

                              USA Detergents, Inc.
                              --------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     11-2935430
             --------                                     ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

          1735 Jersey Avenue, North Brunswick, New Jersey   08902
          ----------------------------------------------------------
              (Address of principal executive offices)    (Zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class of Stock             No. of Shares Outstanding             Date
    --------------             -------------------------             ----
        Common                         13,722,158              August 12, 1996

This report on Form 10-Q/A is being filed to amend and restate Items 1 and 2 of
Part I and Items 3 and 6(a) of Part II of the Company's Report on Form 10-Q filed August 15, 1996 (the "Filed Report"). Certain items contained in this Report on Form 10-Q/A are being presented as of a more recent date to reflect changes which occurred in the Company's business operations since the filing of the Filed Report.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         USA DETERGENTS, INC. AND SUBSIDIARIES
                                     BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)

                                         ASSETS

                                                           December 31,      June 30,
                                                              1995            1996
                                                           ---------------------------
                                                                          (As restated
                                                                           See note 3)
Current assets:
    Cash                                                     $    61         $   463
    Accounts receivable, net of allowance for doubtful
          accounts of $276 and $423, respectively             15,278          20,047
    Inventories                                                8,448          15,095
    Prepaid expenses and other current assets                  2,989           4,879
    Prepaid income taxes                                        --               175
    Deferred taxes                                               630             219
                                                             -----------------------
        Total current assets                                  27,406          40,878

Property and equipment - net                                  10,404          13,168
Restricted funds                                                 275             275
Other assets                                                     255           2,886
Note receivable                                                2,250           2,250
                                                             -----------------------
Total assets                                                 $40,590         $59,457
                                                             =======================


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Revolving credit line                                    $ 6,983         $ 5,480
    EDA loan                                                     305           1,958
    Accounts payable                                           4,830          10,733
    Accrued expenses                                           3,942           3,014
    Current portion of capitalized lease obligations              32            --
    Income tax payable                                           182            --
                                                             -----------------------
        Total current liabilities                             16,274          21,185
Long-term debt - net of current portion                        1,806            --
Capital lease obligations - net of current portion                24            --
Deferred rent payable                                          1,204           1,321
Deferred taxes                                                   990             741
                                                             -----------------------
        Total liabilities                                     20,298          23,247
                                                             -----------------------
Stockholders' equity:
    Preferred stock-no par value; authorized 1,000,000
        shares, none issued                                     --              --
    Common stock-$.01 par value; authorized 30,000,000
        shares, issued and outstanding 13,392,372 and
        13,722,158 shares, respectively                          134             137
    Additional paid-in capital                                15,499          27,289
    Retained earnings                                          4,659           8,784
                                                             -----------------------
        Total stockholders' equity                            20,292          36,210
                                                             -----------------------
Total liabilities and stockholders' equity                   $40,590         $59,457
                                                             =======================

                See Notes to Consolidated Financial Statements.

                                  USA DETERGENTS, INC. AND SUBSIDIARIES

                                           STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT NET INCOME PER SHARE INFORMATION)

                                                               Three months                        Six months
                                                              ended June 30,                     ended June 30,
                                                      -----------------------------------------------------------------
                                                        1995              1996               1995              1996
                                                                      (As restated                         (As restated
                                                                       See note 3)                          See note 3)

Net sales                                             $ 25,652          $ 43,328           $ 48,907          $ 76,773
Cost of goods sold                                      18,591            28,978             35,581            52,064
                                                      --------------------------           --------------------------
Gross profit                                             7,061            14,350             13,326            24,709
Selling, general and administrative                      4,854             9,864              9,328            17,378
                                                      --------------------------           --------------------------
Income from operations                                   2,207             4,486              3,998             7,331
Interest expense - net                                     234               153                422               320
                                                      --------------------------           --------------------------
Earnings before income taxes                             1,973             4,333              3,576             7,011
Income tax provision                                        37             1,675                 68             2,886
                                                      --------------------------           --------------------------
Net income                                            $  1,936           $ 2,658           $  3,508          $  4,125
                                                      ==========================           ==========================
Net income per share                                                     $   .20                             $    .31
                                                                       =========                           ==========
Weighted average shares outstanding                                       13,479                               13,436
                                                                       =========                           ==========
Pro forma Income Statement Data:
     Earnings before income taxes, as reported        $  1,973                             $  3,576
     Pro forma income tax provision                        781                                1,416
                                                      ----------                           ----------
     Pro forma net income                             $  1,192                             $  2,160
                                                      ==========                           ==========
     Pro forma net income per share                   $    .10                             $    .18
                                                      ==========                           ==========
     Weighted average shares used in the calculation
        of pro forma net income per share               11,915                               11,915
                                                      ==========                           ==========

                                See Notes to Consolidated Financial Statements.

                                   USA DETERGENTS, INC. AND SUBSIDIARIES

                                          STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                            Six months
                                                                          ended June 30,
                                                                  --------------------------
                                                                    1995             1996
                                                                                (As restated
                                                                                 See note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  3,508         $  4,125
     Adjustments to reconcile net income to net
        cash used in operating activities:
     Depreciation and amortization                                     471              758
     Change in the provision for bad debts and sales allowances         17              147
     Increase in deferred rent                                          16              117
Changes in operating assets and liabilities:
     Increase in accounts receivable                                (4,695)          (4,916)
     (Increase)/decrease in inventories                              2,321           (6,647)
     Increase in prepaid expenses and other current assets            (209)          (1,890)
     Increase in other assets                                         --             (2,631)
     Increase in accounts payable and accrued expenses               1,013            4,943
     Increase in prepaid income taxes                                 --               (175)
     Decrease in taxes payable                                         (17)            (182)
     Decrease in deferred tax asset                                   --                411
     Decrease in deferred tax liability                               --               (249)
                                                                  -------------------------
        Net cash provided by/(used in) operating activities          2,425           (6,189)
                                                                  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (1,310)          (3,522)
                                                                  -------------------------
        Net cash used in investing activities                       (1,310)          (3,522)
                                                                  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     S corporation distributions                                    (3,892)            --
     Repayments of long-term debt                                     (153)            (177)
     Net proceeds/(repayments) on revolving credit line              2,930           (1,503)
     Capitalized lease repayments                                      (31)            --
     Net proceeds from exercise of options                            --                  3
     Net proceeds from sale of common shares                          --             11,790
                                                                  -------------------------
        Net cash provided by/(used in) financing activities         (1,146)          10,113
                                                                  -------------------------
Net increase/(decrease) in cash                                        (31)             402
Cash at beginning of period                                             77               61
                                                                  -------------------------
Cash at June 30,                                                  $     46         $    463
                                                                  =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                  $    434         $    314
                                                                  =========================
        Income taxes                                              $     84         $  3,047
                                                                  =========================

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

NOTE 2 - DEBT

         The Company's debt structure as of March 31, 1998 and its current relationships with its bank lender and the New Jersey Economic Development Authority ("EDA") has changed substantially since the end of the period to which this Quarterly Report on Form 10Q/A relates and, consequently, information relating to the Company's debt structure and relationships with the Company's bank lender and the EDA as of June 30, 1996 is not deemed to be relevant to an evaluation of the Company. The following information summarizes the Company's current debt structure and relationships with its bank lender and the EDA as of March 31, 1998.

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

NOTE 3 - RESTATEMENT OF FINANCIAL INFORMATION


         The Company has restated its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors and irregularities discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to: (1) unrecorded vendor invoices and vendor rebates resulting in an understatement of cost of goods sold; (2) shipping cut-offs resulting in an overstatement of sales; (3) inappropriately capitalized labor resulting in an understatement of selling, general and administrative expenses; and (4) unamortized slotting costs resulting in an understatement of selling expenses. The quarter ended June, 30, 1996 has been restated principally for these items and the write-off of certain costs previously written-off in the fourth quarter of 1996.

         The impact of the restatements on the Company's balance sheets and statements of operations for the three months and six months ended June 30, 1996 are summarized as follows:

                                   Three Months Ended         Three Months Ended       Six Months Ended       Six Months Ended
                                      June 30, 1996             June 30, 1996            June 30, 1996          June 30, 1996
                                      -------------             -------------            -------------          -------------
                                     (As originally             (As Restated)           (As originally          (As Restated)
                                        Reported)                                          Reported)
                                       (in thousands, except per share data)
Statement of Operations
-----------------------

Net sales                               $42,915                   $43,328                  $76,982               $76,773
Gross profit                             14,564                    14,350                   26,106                24,709
Selling, general and
   Administrative                         9,994                     9,864                   17,946                17,378
Operating income                          4,570                     4,486                    8,160                 7,331
Net income                                2,703                     2,658                    4,791                 4,125
Net income per share                    $   .20                   $   .20                  $   .36               $   .31


                                                                                                    June 30, 1996
                                                                                                    -------------
                                                                                        (As originally          (As Restated)
                                                                                           Reported)
                                                                                                    (in thousands)
Balance Sheet
-------------
Current assets                                                                             $41,466               $40,878
Total assets                                                                                60,295                59,457
Current liabilities                                                                         19,373                21,185
Total liabilities                                                                           23,420                23,247
Stockholders' equity                                                                        36,875                36,210

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company has restated its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors and irregularities discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to: (1) unrecorded vendor invoices and vendor rebates resulting in an understatement of cost of goods sold; (2) shipping cut-offs resulting in an overstatement of sales; (3) inappropriately capitalized labor resulting in an understatement of selling, general and administrative expenses; and (4) unamortized slotting costs resulting in an understatement of selling expenses. The quarter ended June 30, 1996 has been restated principally for these items and the write-off of certain costs previously written-off in the fourth quarter of 1996.

         The impact of the restatements on the Company's balance sheets and statements of operations for the three months and six months ended June 30, 1996 are summarized as follows:

                                   Three Months Ended         Three Months Ended       Six Months Ended       Six Months Ended
                                      June 30, 1996             June 30, 1996            June 30, 1996          June 30, 1996
                                      -------------             -------------            -------------          -------------
                                     (As originally             (As Restated)           (As originally          (As Restated)
                                        Reported)                                          Reported)
                                       (in thousands, except per share data)
Statement of Operations
-----------------------
Net sales                                 $42,915                  $43,328                 $76,982                 $76,773
Gross profit                               14,564                   14,350                  26,106                  24,709
Selling, general and
   Administrative                           9,994                    9,864                  17,946                  17,378
Operating income                            4,570                    4,486                   8,160                   7,331
Net income                                  2,703                    2,658                   4,791                   4,125
Net income per share                      $   .20                  $   .20                 $   .36                 $   .31

                                                                                                    June 30, 1996
                                                                                                    -------------
                                                                                        (As originally          (As Restated)
                                                                                           Reported)
                                                                                                    (in thousands)
Balance Sheet
-------------
Current assets                                                                             $41,466                 $40,878
Total assets                                                                                60,295                  59,457
Current liabilities                                                                         19,373                  21,185
Total liabilities                                                                           23,420                  23,247
Stockholders' equity                                                                        36,875                  36,210

All comparisons to the three and six months ended June 30, 1996 are based on amounts as restated.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

         Net sales for the three months ended June 30, 1996 increased 68.9% to $43.3 million from $25.7 million for the three months ended June 30, 1995. The increase is primarily the result of an increase in unit sales of laundry products.

         Gross profit increased 103.2% to $14.4 million in the three months ended June 30, 1996 from $7.1 million for the comparable period in 1995. Gross profit increased as a percentage of net sales to 33.1% in the three months ended June 30, 1996 from 27.5% for the comparable period in 1995. The increase as a percentage of net sales was primarily attributable to a decrease in materials costs of 8.1% of net sales, offset in part by increases in fixed overhead and labor costs of 1.1% and 1.6% of net sales, respectively.

         Selling, general and administrative expenses increased 103.2% to $9.9 million in the three months ended June 30, 1996 from $4.9 million for the comparable period in 1995. As a percentage of net sales, these expenses increased to 22.8% in the three months ended June 30, 1996 from 18.9% for the comparable period in 1995. The increase as a percentage of net sales was primarily due to increases of 1.3% in marketing funds, (co-op advertising, promotional allowances and slotting amortization), 1.0% in freight to customers, .2% in commissions and .5% in administrative, .3% in marketing expenses, .2% in bonuses, .2% in bad debt expense, .1% in accounting fees and
 .1% in insurance expense.

         Interest expense-net decreased to $153,000 in the three months ended June 30, 1996 from $234,000 for the comparable period in 1995, primarily as a result of lower average outstanding borrowings.

         Earnings before income taxes increased 119.6% to $4.3 million in the three months ended June 30, 1996 from $2.0 million for the comparable period in 1995. As a percentage of net sales, earnings before income taxes increased to 10.0% in the three months ended June 30, 1996 from 7.7% for the comparable period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

         Net sales for the six months ended June 30, 1996 increased 57.0% to $76.8 million from $48.9 million for the six months ended June 30, 1995. The increase is primarily the result of an increase in unit sales of laundry products.

         Gross profit increased 85.4% to $24.7 million in the six months ended June 30, 1996 from $13.3 million for the comparable period in 1995. Gross profit increased as a percentage of net sales to 32.2% in the six months ended June 30, 1996 from 27.3% for the comparable period in 1995. The increase as a percentage of net sales was primarily attributable to a decrease in materials costs of 7.8% of net sales, offset by increases in fixed overhead and labor costs of 1.5% and 1.3% of net sales, respectively.

         Selling, general and administrative expenses increased 86.3% to $17.4 million in the six months ended June 30, 1996 from $9.3 million for the comparable period in 1995. As a percentage of net sales, these expenses increased to 22.6% in the six months ended June 30, 1996 from 19.1% for the comparable period in 1995. The increase as a percentage of net sales was primarily due to increases of 1.3% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 1.0% in freight to customers, .3% in commissions, .2% in marketing expenses, .3% in administrative personnel, .1% in accounting fees, .2% in bonuses and .1% in travel and entertainment.

         Interest expense-net decreased to $320,000 in the six months ended June 30, 1996 from $422,000 for the comparable period in 1995, primarily as a result of lower average outstanding borrowings.

         Earnings before income taxes increased 96.1% to $7.0 million in the six months ended June 30, 1996 from $3.6 million for the comparable period in 1995. As a percentage of net sales, earnings before income taxes increased to 9.1% in the six months ended June 30, 1996 from 7.3% for the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The description of the Company's liquidity and capital resources has changed substantially since the end of the period to which this Quarterly Report on Form 10Q/A relates and, consequently, a discussion of such items as of June 30, 1996 is not deemed to be relevant to an evaluation of the Company. The Company's current relationship with PNC Bank, National Association. ("PNC") and the New Jersey Economic Development Authority (the "EDA") is as follows:

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


EDA Loan

         The Company also has a loan facility of $2.75 million from the "EDA Loan". As of December 31, 1997, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.15% at December 31, 1997). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the EDA Loan. There can be no assurances that the Company will be successful in obtaining such waiver. To date, the Company is current with respect to scheduled principle and interest payments. The entire obligation has been classified as current in the December 31, 1997 balance sheet.

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

                                                USA DETERGENTS, INC.


July 10, 1998                               By: /s/ Uri Evan
                                               -------------------------------
                                               Uri Evan
                                               Chairman of the Board and
                                               Chief Executive Officer


July  10, 1998                                 /s/ Richard D. Coslow
                                               -------------------------------
                                               Richard D. Coslow
                                               SENIOR VICE PRESIDENT
                                               Chief Financial Officer