Form 10-Q/A
period 1996-09-30
USA DETERGENTS INC
filed 1998-07-10
CIK 946816

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

This report on Form 10-Q/A is being filed to amend and restate Items 1 and 2 of
Part I and Items 3 and 6(a) of Part II of the Company's Report on Form 10-Q filed November 14, 1996 (the "Filed Report"). Certain items contained in this Report on Form 10-Q/A are being presented as of a more recent date to reflect changes which occurred in the Company's business operations since the filing of the Filed Report.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         USA DETERGENTS, INC. AND SUBSIDIARIES
                                     BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE DATA)

                                         ASSETS

                                                           December 31,  September 30,
                                                              1995            1996
                                                           ---------------------------
                                                                          (As restated
                                                                           See note 3)
Current assets:
    Cash                                                     $    61         $   421
    Accounts receivable, net of allowance for doubtful
       accounts of $276 and $486, respectively                15,278          23,359
    Inventories                                                8,448          16,005
    Prepaid expenses and other current assets                  2,989           5,019
    Prepaid income taxes                                        --               671
    Deferred taxes                                               630             250
                                                             -----------------------
        Total current assets                                  27,406          45,725

Property and equipment - net                                  10,404          20,332
Restricted funds                                                 275             275
Other assets                                                     255           2,779
Note receivable                                                2,250           2,250
                                                             -----------------------
Total assets                                                 $40,590         $71,361
                                                             =======================


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Revolving credit line                                    $ 6,983         $12,181
    EDA loan                                                     305           1,882
    Accounts payable                                           4,830          10,972
    Accrued expenses                                           3,942           6,093
    Current portion of capitalized lease obligations              32            --
    Income tax payable                                           182            --
                                                             -----------------------
        Total current liabilities                             16,274          31,128
Long-term debt - net of current portion                        1,806            --
Capital lease obligations - net of current portion                24            --
Deferred rent payable                                          1,204           1,357
Deferred taxes                                                   990             747
                                                             -----------------------
        Total liabilities                                     20,298          33,232
                                                             -----------------------
Stockholders' equity:
    Preferred stock-no par value; authorized 1,000,000
        shares, none issued                                     --              --
    Common stock-$.01 par value; authorized 30,000,000
        shares, issued and outstanding 13,392,372 and
        13,739,970 shares, respectively                          134             137
    Additional paid-in capital                                15,499          27,507
    Retained earnings                                          4,659          10,485
                                                             -----------------------
        Total stockholders' equity                            20,292          38,129
                                                             -----------------------
Total liabilities and stockholders' equity                   $40,590         $71,361
                                                             =======================

                See Notes to Consolidated Financial Statements.

                                 USA DETERGENTS, INC. AND SUBSIDIARIES

                                          STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT NET INCOME PER SHARE INFORMATION)

                                                               Three months                        Nine months
                                                           ended September 30,                ended September 30,
                                                      -----------------------------------------------------------------
                                                        1995              1996               1995              1996
                                                                      (As restated                         (As restated
                                                                       See note 3)                          See note 3)

Net sales                                             $ 27,120          $ 47,447           $ 76,027          $124,220
Cost of goods sold                                      18,562            32,368             54,143            84,432
                                                      --------------------------           --------------------------
Gross profit                                             8,558            15,079             21,884            39,788
Selling, general and administrative                      5,773            12,146             15,101            29,524
                                                      --------------------------           --------------------------
Income from operations                                   2,785             2,933              6,783            10,264
Interest expense - net                                     110               161                532               481
                                                      --------------------------           --------------------------
Earnings before income taxes                             2,675             2,772              6,251             9,783
Income tax provision                                       722             1,071                790             3,957
                                                      --------------------------           --------------------------
Net income                                            $  1,953           $ 1,701           $  5,461          $  5,826
                                                      ==========================           ==========================
Net income per share                                                     $   .12                             $    .43
                                                                       =========                           ==========
Weighted average shares outstanding                                       13,732                               13,534
                                                                       =========                           ==========
Pro forma Income Statement Data:
     Earnings before income taxes, as reported        $  2,675                             $  6,251
     Pro forma income tax provision                      1,059                                2,475
                                                      ----------                           ----------
     Pro forma net income                             $  1,616                             $  3,776
                                                      ==========                           ==========
     Pro forma net income per share                   $    .13                             $    .31
                                                      ==========                           ==========
     Weighted average shares used in the calculation
        of pro forma net income per share               12,856                               12,232
                                                      ==========                           ==========

                                See Notes to Consolidated Financial Statements.

                                   USA DETERGENTS, INC. AND SUBSIDIARIES

                                          STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                          Nine months
                                                                      ended September 30,
                                                                  --------------------------
                                                                    1995             1996
                                                                                (As restated
                                                                                 See note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                   $  5,461         $  5,826
     Adjustments to reconcile net income to net
        cash used in operating activities:
     Depreciation and amortization                                     722            1,340
     Change in the provision for bad debts and sales allowances        122              210
     Increase in deferred rent                                           7              153
Changes in operating assets and liabilities:
     Increase in accounts receivable                                (7,128)          (8,291)
     (Increase)/decrease in inventories                              2,467           (7,557)
     Increase in prepaid expenses and other current assets          (1,236)          (2,030)
     (Increase)/decrease in other assets                                13           (2,524)
     Increase in accounts payable and accrued expenses               3,038            8,261
     Increase in prepaid income taxes                                 --               (671)
     Increase/(decrease) in taxes payable                               700             (182)
     Decrease in deferred tax asset                                   --                380
     Decrease in deferred tax liability                               --               (243)
                                                                  -------------------------
        Net cash provided by/(used in) operating activities          4,166           (5,328)
                                                                  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                             (2,562)         (11,268)
                                                                  -------------------------
        Net cash used in investing activities                       (2,562)         (11,268)
                                                                  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     S corporation distributions                                    (5,331)            --
     Repayments of long-term debt                                     (229)            (229)
     Net proceeds/(repayments) on revolving credit line             (7,500)           5,198
     Capitalized lease repayments                                      (49)             (24)
     Net proceeds from exercise of options                            --                  3
     Net proceeds from initial public offering                      12,688             --
     Net proceeds from sale of common shares                          --             12,008
                                                                  -------------------------
        Net cash provided by/(used in) financing activities           (421)          16,956
                                                                  -------------------------
Net increase in cash                                                 1,183              360
Cash at beginning of period                                             77               61
                                                                  -------------------------
Cash at September 30,                                             $  1,260         $    421
                                                                  =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest                                                  $    594         $    455
                                                                  =========================
        Income taxes                                              $     89         $  4,673
                                                                  =========================

                               See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three and Nine Months Ended September 30, 1996


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the Rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. Certain reclassifications have been made to prior year amounts to conform with the presentation for the current year. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 year ended filed March 31, 1998 and Form 10-K/A filed April 28, 1998 and the Company's December 31, 1996 year ended Form 10-K/A filed March 17, 1998 which includes restated financial information for the year ended December 31, 1996.

NOTE 2 - DEBT

         The Company's debt structure as of March 31, 1998 and its current relationships with its bank lender and the New Jersey Economic Development Authority ("EDA") has changed substantially since the end of the period to which this Quarterly Report on Form 10Q/A relates and, consequently, information relating to the Company's debt structure and relationships with the Company's bank lender and the EDA as of September 30, 1996 is not deemed to be relevant to an evaluation of the Company. The following information summarizes the Company's current debt structure and relationships with its bank lender and the EDA as of March 31, 1998.

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

         For the year ended December 31, 1997, the Company has experienced significant operating losses relating to, among other things, its geographic expansion of its manufacturing and distribution facilities. In addition, the Company has also experienced difficulty in meeting its liquidity needs. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for 1998 includes continuing its cost reduction programs. Such programs include reduction in temporary labor, production rationalization, increased use of high speed fillers and cartoners and improved production planning and control. Management believes that the corrective actions taken in the latter part of 1997 and the ongoing cost reduction programs currently in place, will have a positive impact on operating results for 1998. Additionally, management is optimistic about its ability to replace the PNC Facility with a permanent financing facility which will more adequately support ongoing operations, debt service and capital expenditure requirements. There can be no assurance that the Company be successful in these efforts.


EDA Loan

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Developement Authority (the "EDA Loan"). As of December 31, 1997, the Company has used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and imporvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (4.15% at December 31, 1997). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. The Company has requested a waiver from the New Jersey Economic Development Authority with respect to existing violations under the EDA Loan. There can be no assurances that the Company will be successful in obtaining such waiver. To date, the Company is current with respect to scheduled principle and interest payments. The entire obligation has been classified as current in the December 31, 1997 balance sheet.

NOTE 3 - RESTATEMENT OF FINANCIAL INFORMATION

         The Company has restated its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors and irregularities discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to: (1) unrecorded vendor invoices and vendor rebates resulting in an understatement of cost of goods sold; (2) shipping cut-offs resulting in an overstatement of sales; (3) inappropriately capitalized labor resulting in an understatement of selling, general and administrative expenses; and (4) unamortized slotting costs resulting in an understatement of selling expenses. The quarter ended September 30, 1996 has been restated principally for these items and the write-off of certain costs previously written-off in the fourth quarter of 1996. The quarter ended September 30, 1996 has been restated principally to reflect the reversing effects of the 1996 restated items offset in part by an adjustment of accruals for customer marketing funds.

         The impact of the restatements on the Company's balance sheets and statements of operations for the three months and nine months ended September 30, 1996 are summarized as follows:

                                  Three Months Ended        Three Months Ended       Nine Months Ended       Nine Months Ended
                                  September 30, 1996        September 30, 1996       September 30, 1996      September 30, 1996
                                  ------------------        ------------------       ------------------      ------------------
                                    (As originally            (As Restated)            (As originally          (As Restated)
                                       Reported)                                          Reported)
                                          (in thousands, except per share data)
Statement of Operations
-----------------------
Net sales                               $48,105                   $47,447                 $125,087                 $124,220
Gross profit                             16,387                    15,079                   42,493                   39,788
Selling, general and
   Administrative                        11,057                    12,146                   29,003                   29,524
Operating income                          5,330                     2,933                   13,490                   10,264
Net income                                3,152                     1,701                    7,943                    5,826
Net income per share                    $   .23                   $   .12                 $    .59                 $    .43

                                                                                                 September 30, 1996
                                                                                                 ------------------
                                                                                       (As originally          (As Restated)
                                                                                          Reported)
                                                                                                   (in thousands)
Balance Sheet
-------------
Current assets                                                                            $47,621                  $45,725
Total assets                                                                               73,980                   71,361
Current liabilities                                                                        29,707                   31,128
Total liabilities                                                                          33,734                   33,232
Stockholders' equity                                                                       40,246                   38,129

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company has restated its financial statements for the year ended December 31, 1996, each of the four quarters of 1996 and the quarter ended March 31, 1997, as a result of errors and irregularities discovered for those periods subsequent to the issuance of such financial statements. The financial statements for the year ended December 31, 1996 require restatement principally with respect to: (1) unrecorded vendor invoices and vendor rebates resulting in an understatement of cost of goods sold; (2) shipping cut-offs resulting in an overstatement of sales; (3) inappropriately capitalized labor resulting in an understatement of selling, general and administrative expenses; and (4) unamortized slotting costs resulting in an understatement of selling expenses. The quarter ended September 30, 1996 has been restated principally for these items and the write-off of certain costs previously written-off in the fourth quarter of 1996. The quarter ended September 30, 1996 has been restated principally to reflect the reversing effects of the 1996 restated items offset in part by an adjustment of accruals for customer marketing funds.

         The impact of the restatements on the Company's balance sheets and statements of operations for the three months, and nine months ended September 30, 1996 are summarized as follows:

                                  Three Months Ended        Three Months Ended       Nine Months Ended       Nine Months Ended
                                  September 30, 1996        September 30, 1996       September 30, 1996      September 30, 1996
                                  ------------------        ------------------       ------------------      ------------------
                                    (As originally            (As Restated)            (As originally          (As Restated)
                                       Reported)                                          Reported)
                                        (in thousands, except per share data)
Statement of Operations
-----------------------
Net sales                               $48,105                    $47,447                  $125,087               $124,220
Gross profit                             16,387                     15,079                    42,493                 39,788
Selling, general and
   Administrative                        11,057                     12,146                    29,003                 29,524
Operating income                          5,330                      2,933                    13,490                 10,264
Net income                                3,152                      1,701                     7,943                  5,826
Net income per share                    $   .23                    $   .12                  $    .59               $    .43

                                                                                                 September 30, 1996
                                                                                                 ------------------
                                                                                       (As originally          (As Restated)
                                                                                          Reported)
                                                                                                      (in thousands)
Balance Sheet
-------------

Current assets                                                                              $47,621                $45,725
Total assets                                                                                 73,980                 71,361
Current liabilities                                                                          29,707                 31,128
Total liabilities                                                                            33,734                 33,232
Stockholders' equity                                                                         40,246                 38,129

All comparisons to the three and nine months ended September 30, 1996 are based on amounts as restated.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Net sales for the three months ended September 30, 1996 increased 75.0% to $47.4 million from $27.1 million for the three months ended September 30, 1995. The increase is primarily the result of an increase in unit sales of laundry products.

         Gross profit increased 76.2% to $15.1 million in the three months ended September 30, 1996 from $8.6 million for the comparable period in 1995. Gross profit increased only slightly as a percentage of net sales to 31.8% in the three months ended September 30, 1996 from 31.6% for the comparable period in 1995.

         Selling, general and administrative expenses increased 110.4% to $12.1 million in the three months ended September 30, 1996 from $5.8 million for the comparable period in 1995. As a percentage of net sales, these expenses increased to 25.6% in the three months ended September 30, 1996 from 21.3% for the comparable period in 1995. The increase as a percentage of net sales was primarily due to increases of 3.2% in marketing funds, (co-op advertising, promotional allowances and slotting amortization), .9% in freight to customers and .2% in commissions.

         Interest expense-net increased to $161,000 in the three months ended September 30, 1996 from $110,000 for the comparable period in 1995, primarily as a result of higher average outstanding borrowings.

         Earnings before income taxes increased 3.6% to $2.8 million in the three months ended September 30, 1996 from $2.7 million for the comparable period in 1995. As a percentage of net sales, earnings before income taxes decreased to 5.8% in the three months ended September 30, 1996 from 9.9% for the comparable period in 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Net sales for the nine months ended September 30, 1996 increased 63.4% to $124.2 million from $76.0 million for the nine months ended September 30, 1995. The increase is primarily the result of an increase in unit sales of laundry products and candles.

         Gross profit increased 81.8% to $39.8 million in the nine months ended September 30, 1996 from $21.9 million for the comparable period in 1995. Gross profit increased as a percentage of net sales to 32.0% in the nine months ended September 30, 1996 from 28.8% for the comparable period in 1995. The increase as a percentage of net sales was primarily attributable to a decrease in materials costs of 6.4% of net sales offset by increases in fixed overhead and labor costs of 2.2% and 1.0% of net sales respectively.

         Selling, general and administrative expenses increased 95.5% to $29.5 million in the nine months ended September 30, 1996 from $15.1 million for the comparable period in 1995. As a percentage of net sales, these expenses increased to 23.8% in the nine months ended September 30, 1996 from 19.9% for the comparable period in 1995. The increase as a percentage of net sales was primarily due to increases of 2.0% in marketing funds (co-op advertising, promotional allowances and slotting amortization), .8% in freight to customers,
 .2% in commissions, .3% in bonuses, .2% in marketing expenses, .1% in insurances, .1% in consulting, .1% in administrative personnel and .1% in travel and entertainment.

         Interest expense-net decreased to $481,000 in the nine months ended September 30, 1996 from $532,000 for the comparable period in 1995, primarily as a result of lower average outstanding borrowings.

         Earnings before income taxes increased 56.5% to $9.8 million in the nine months ended September 30, 1996 from $6.3 million for the comparable period in 1995. As a percentage of net sales, earnings before income taxes decreased to 7.9% in the nine months ended September 30, 1996 from 8.2% for the comparable period in 1995.

Liquidity and Capital Resources

         The description of the Company's liquidity and capital resources has changed substantially since the end of the period to which this Quarterly Report on Form 10Q/A relates and, consequently, a discussion of such items as of September 30, 1996 is not deemed to be relevant to an evaluation of the Company. The Company's current relationship with PNC and the EDA Loan is as follows:

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

                                                USA Detergents, Inc.


July 10, 1998                               By: /s/ Uri Evan
                                               ------------------------------
                                                Uri Evan
                                                Chairman of the Board and
                                                Chief Executive Officer


July 10, 1998                                   /s/ Richard D. Coslow
                                               ------------------------------
                                                Richard D. Coslow
                                                Senior Vice President
                                                Chief Financial Officer