Form 10-Q
period 1998-06-30
USA DETERGENTS INC
filed 1998-08-14
CIK 946816

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class of Stock        No. of Shares Outstanding                  Date
 --------------        -------------------------                  ----
    Common                  13,825,602                       August 14, 1998


(1) The Company was delinquent in the filing of its Form 10-Q for the quarter ended June 30, 1997, which Form has since been filed.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                            ASSETS
                                                                December 31,         June 30,
                                                                    1997               1998
                                                                    ----               ----

Current assets:
Cash                                                                 $ 1,848            $ 3,610
Accounts receivable, net of customer allowances and doubtful
      accounts of $867 and $1,069 , respectively                      24,349             20,703
Inventories                                                           17,258             13,619
Refundable income taxes                                                7,120              7,057
Prepaid expenses and other current assets                              3,249              2,892
                                                                -------------      -------------
         Total current assets                                         53,824             47,881

Property and equipment - net                                          45,672             45,795
Restricted funds                                                         275                275
Deferred financing costs                                                 491              1,476
Other non-current assets                                               2,546              2,140
                                                                -------------      -------------
         Total assets                                              $ 102,808           $ 97,567
                                                                =============      =============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                                    $ 2,501           $ 36,321
Accounts payable                                                      29,880             24,784
Accrued expenses                                                      13,259             15,318
Other current liabilities                                              1,367                518
                                                                -------------      -------------
         Total current liabilities                                    47,007             76,941

Long-term debt - net of current portion                               38,998                  -
Long-term note payable                                                     -              4,000
Deferred rent payable                                                  1,219              1,110
                                                                -------------      -------------
         Total liabilities                                            87,224             82,051
                                                                -------------      -------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock-no par value; authorized 1,000,000
    shares, none issued                                                    -                  -
Common stock-$.01 par value; authorized 30,000,000 shares, issued
    and outstanding 13,806,279 and 13,825,602 shares, respectively       138                138
Additional paid-in capital                                            28,336             29,200
Deficit                                                              (12,715)           (13,647)
Note receivable - warrant                                               (175)              (175)
                                                                -------------      -------------
         Total stockholders' equity                                   15,584             15,516
                                                                -------------      -------------
         Total liabilities and stockholders' equity                $ 102,808           $ 97,567
                                                                =============      =============

                 See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except net loss per share information)

                                                                     Three months            Six months
                                                                    ended June 30,         ended June 30,
                                                                 ---------------------  -----------------------
                                                                    1997        1998         1997         1998
                                                                    ----        ----         ----         ----

Net sales                                                          $ 54,970    $ 54,072    $ 115,640   $ 110,750

Cost of goods sold                                                   46,767      36,826       96,112      76,803
                                                                 ----------   ---------   ----------   ---------
Gross profit                                                          8,203      17,246       19,528      33,947

Selling, general and administrative                                  20,948      14,648       40,093      29,082
Restructuring costs                                                   2,379         400        2,379         400
Litigation settlement                                                     -       3,266            -       3,266
                                                                 ----------   ---------   ----------   ---------
                                                                     23,327      18,314       42,472      32,748

Income/(loss) from operations                                       (15,124)     (1,068)     (22,944)      1,199

Interest and amortization of deferred financing costs - net             685       1,182        1,139       2,085
                                                                 ----------   ---------   ----------   ---------

Loss before provision/(benefit) for income taxes                    (15,809)     (2,250)     (24,083)       (886)
Provision/(benefit) for income taxes                                 (1,092)         25       (3,909)         46
                                                                 ----------   ----------  -----------  ---------
Net loss                                                          $ (14,717)   $ (2,275)   $ (20,174)     $ (932)
                                                                 ==========   =========   ==========   =========


Basic net loss per share                                            $ (1.07)     $ (.16)     $ (1.46)     $ (.07)
                                                                 ==========   =========   ==========   =========
Weighted average shares outstanding                                  13,794      13,825       13,779      13,820
                                                                 ==========   =========   ==========   =========


Diluted net loss per share                                          $ (1.07)     $ (.16)     $ (1.46)     $ (.07)
                                                                 ==========   =========   ==========   =========
Weighted average shares outstanding                                  13,794      13,825       13,779      13,820
                                                                 ==========   =========   ==========   =========

                 See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997, AND 1998
                                 (in thousands)

                                                                            1997           1998
                                                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(20,174)        $ (932)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
    Depreciation and amortization                                              2,298          2,895
    Amortization of warrants                                                       -            328
    Amortization of deferred financing costs                                       -            179
    Change in the provision for customer allowances and doubtful accounts      2,489            202
    Decrease in deferred rent                                                    (32)          (109)
Changes in operating assets and liabilities:
    (Increase)/decrease in accounts receivable                                (1,575)         3,444
    Decrease in inventories                                                    8,322          3,639
    (Increase)/decrease in prepaid expenses and other current assets            (112)           357
    Decrease in other non-current assets                                         194             13
    Increase/(decrease) in accounts payable and accrued expenses              19,248         (3,037)
    (Increase)/decrease in refundable income taxes                            (3,740)            63
    Decrease in deferred tax asset                                               534              -
    Decrease in deferred tax liability                                          (735)             -
                                                                             --------       --------
       Net cash provided by operating activities                               6,717          7,042
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                       (17,434)        (2,705)
                                                                             --------       --------
       Net cash used in investing activities                                 (17,434)        (2,705)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                                (153)          (178)
    Net proceeds from/(repayments to) credit facility                          5,618         (5,000)
    Increase in non-current liabilities                                          602              -
    Repayments of Oracle purchase obligation                                       -           (849)
    Increase in deferred financing costs                                           -         (1,412)
    Net proceeds from exercise of options                                        258            864
    Increase in long-term note payable                                             -          4,000
    Decrease in note receivable                                                2,250              -
                                                                             --------       --------
       Net cash provided by/(used in) financing activities                     8,575         (2,575)
                                                                            ---------       --------
Net (decrease)/increase in cash                                               (2,142)         1,762
Cash at beginning of period                                                    2,373          1,848
                                                                             --------       --------
Cash at June 30,                                                               $ 231        $ 3,610
                                                                             ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                                $ 947        $ 1,471
                                                                             ========       ========
       Income taxes                                                             $ 32           $ 64
                                                                             ========       ========
       Income tax refunds received                                              $  -           $ 64
                                                                             ========       ========
    Value of warrants issued in connection with bank &
      related party financings                                                  $  -           $750
                                                                             ========       ========

                See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1997 Form 10-K, as amended, which includes financial information for the year ended December 31, 1997.

         Reclassification - Certain reclassifications have been made to prior year amounts to conform with the presentation for the current year.

Note 2  - RESTRUCTURING COSTS

         In June 1998, the Company recorded a $400,000 charge relating to its future lease commitment, offset by sublease income, and associated lease expenses for its Edison, New Jersey facility which was closed during the second quarter of 1997.

Note 3 - LEGAL PROCEEDINGS

         On May 5, 1997, a securities class action lawsuit entitled Feldbaum v. USA Detergents, Inc. et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors; the Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc. et al., No. 97-2459 was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Since the Einhorn lawsuit was filed, twelve additional securities class action lawsuits have been filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purport to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally allege that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions assert that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. The class actions do not specify an amount of damages. In June and July 1997, the U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re USA Detergents, Inc. Securities Litigation, Master File No. 97-CV-2459 (MTB), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel.

         The Company has reached an agreement in principle to settle for $10.0 million the consolidated stockholder class action. The Company's total cost under the agreement, including legal fees, after insurance and other participation, is anticipated to be approximately $3.3 million, and the Company recorded a charge in that amount during the second quarter of 1998. The proposed settlement is subject to several contingencies, including execution of a formal stipulation of settlement, notice to the class, and judicial approval. There can be no assurance that the settlement will finally be approved on these terms, if at all.

         In connection with certain events related to the foregoing litigation, including the restatement of the Company's financial statements for the year ended December 31, 1996, each of the quarters in 1996 and the quarter ended March 31, 1997, the Company received a formal request from the Securities and Exchange Commission ("SEC") for the production of various documents. The Company fully intends to cooperate with the SEC in this matter.

Note 4 - NET  LOSS PER SHARE

         Net loss per share is based on the weighted average number of shares outstanding during the periods presented. Common stock equivalents have not been included in the computation of net loss per share since the impact is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net sales for the three months ended June 30, 1998 decreased 1.6% to $54.1 million from $55.0 million for the three months ended June 30, 1997. The decrease was primarily the result of a decrease in unit sales of household cleaners and scented candles offset by an increase in unit sales of laundry products.

         Gross profit for the three months ended June 30, 1998 increased 109.8% to $17.2 million from $8.2 million for the three months ended June 30, 1997. Gross profit increased as a percentage of net sales to 31.9% for the three months ended June 30, 1998 from 14.9% for the same period in 1997. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease of 12.5% in material costs due to more favorable pricing and manufacturing efficiencies and, to a lesser extent, by decreases as a percentage of net sales of 2.2%, 1.4%, and 0.9% in distribution, manufacturing overhead and facilities overhead costs, respectively, resulting from improved cost control measures.

         Selling, general and administrative expenses decreased 30.1% to $14.6 million in the three months ended June 30, 1998 from $20.9 million for the three months ended June 30, 1997. As a percentage of net sales, these expenses decreased to 27.1% for the three months ended June 30, 1998 from 38.1% for the same period in 1997. The decrease as a percentage of net sales was primarily due to decreases of 5.3% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 3.0% in freight to customers, 1.4% in sales commissions, 0.8% in accounting fees and 0.5% in trade show expense. Additionally, during the quarter ended June 30, 1998 the Company wrote-off $155,000 of legal fees related to aborted financing transactions.

         In June 1998, the Company recorded a $400,000 charge related to its future lease commitment, offset by sublease income, and associated lease expenses for its Edison, New Jersey facility which was closed during the second quarter of 1997.

         The Company has reached an agreement in principle to settle for $10.0 million the consolidated stockholder class action. The Company's total cost under the agreement, including legal fees, after insurance and other participation, is anticipated to be approximately $3.3 million, and the Company recorded a charge in that amount during the second quarter of 1998. The proposed settlement is subject to several contingencies, including execution of a formal stipulation of settlement, notice to the class, and judicial approval. There can be no assurance that the settlement will finally be approved on these terms, if at all.

         Interest and amortization of deferred financing costs-net increased to $1.2 million for the three months ended June 30, 1998 from $0.7 million for the three months ended June 30, 1997, primarily as a result of higher average outstanding borrowings and the amortization of warrant and bank closing costs.

         Income tax provision for the three months ended June 30, 1998 of $25,000 and the income tax benefit for the three months ended June 30, 1997 of $1.1 million are based on actual tax computations for each of the periods. The difference in the effective rates between the periods relates primarily to the Company's net operating loss carry forward for which the Company has not provided a tax benefit.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net sales for the six months ended June 30, 1998 decreased 4.2% to $110.8 million from $115.6 million for the six months ended June 30, 1997. The decrease was primarily the result of a decrease in unit sales of household cleaners and candles offset by an increase in unit sales of laundry products.

         Gross profit for the six months ended June 30, 1998 increased 73.8% to $33.9 million from $19.5 million for the six months ended June 30, 1997. Gross profit increased as a percentage of net sales to 30.7% for the six months ended June 30, 1998 from 16.9% for the same period in 1997. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease of 10.6% in material costs due to more favorable pricing and manufacturing efficiencies, and to a lesser extent, by decreases as a percentage of net sales of 1.7%, 0.5%, 0.2%, and 0.8% in distribution, manufacturing overhead, direct labor and facilities overhead costs, respectively, resulting from improved cost control measures.

         Selling, general and administrative expenses decreased 27.4% to $29.1 million for the six months ended June 30, 1998 from $40.1 million for the six months ended June 30, 1997. As a percentage of net sales, these expenses decreased to 26.3% for the six months ended June 30, 1998 from 34.7% for the same period in 1997. The decrease as a percentage of net sales was primarily due to decreases of 4.2% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 2.1% in freight to customers, 1.1% in sales commissions, 0.3% in trade show expense and 0.2% in consulting expenses.

         In June 1998, the Company recorded a $400,000 charge related to its future lease commitment, offset by sublease income, and associated lease expenses from its Edison, New Jersey facility which was closed during the second quarter of 1997.

         The Company has reached an agreement in principle to settle for $10.0 million the consolidated stockholder class action. The Company's total cost under the agreement, including legal fees, after insurance and other participation, is anticipated to be approximately $3.3 million, and the Company recorded a charge in that amount during the second quarter of 1998. The proposed settlement is subject to several contingencies, including execution of a formal stipulation of settlement, notice to the class, and judicial approval. There can be no assurance that the settlement will finally be approved on these terms, if at all.

         Interest and amortization of deferred financing costs-net increased to $2.1 million for the six months ended June 30, 1998 from $1.1 million for the six months ended June 30, 1997, primarily as a result of higher average outstanding borrowings and the amortization of warrant and bank closing costs.

         Income tax provision for the six months ended June 30, 1998 of $46,000 and the income tax benefit for the six months ended June 30, 1997 of $3.9 million are based on actual tax computations for each of the periods. The difference in the effective rates between the periods relates primarily to the Company's net operating loss carry forward for which the Company has not provided a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

PNC BANK DEBT

         On February 25, 1998, the Company and PNC Bank, National Association ("PNC") entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"). Under the amended agreement, the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35 million, has been extended to January 4, 1999 and bears interest at rates which range from prime plus .25% to prime plus 2%. The actual rate depends on the timing of the repayment of the indebtedness. The February 1998 PNC Facility requires the Company to, among other things, maintain a ratio of current assets to current liabilities (as defined) in excess of 1.1, and prohibits the payment of dividends and the incurrence of new debt. Of the $5 million paid to PNC, $4 million was loaned to the Company, which is secured by a second mortgage lien, by an entity owned by certain of the Company's principal stockholders at a rate of 9.5% per annum, and is due in July 1999. These stockholders also personally guaranteed the repayment of up to an additional $5 million of the indebtedness owed to PNC. At June 30, 1998, the total amount due PNC of approximately $35 million is classified as current.

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

EDA LOAN

         The Company also has a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of June 30, 1998, the Company had used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds are restricted for the duration of the EDA Loan. The EDA Loan, of which $1.1 million is outstanding at June 30, 1998, is payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan is payable at a variable rate (3.45% at June 30, 1998). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may be declared immediately due and payable. There can be no assurance that all such amounts in the future will not be declared immediately due and payable. The Company remains current with respect to scheduled principal and interest payments. Consequently, the entire obligation has been classified as current in the June 30, 1998 balance sheet.

ORACLE PURCHASE OBLIGATION

         On April 16, 1998 the Company obtained a forbearance agreement from Sanwa Business Credit Corporation, ("SBCC") which provided that SBCC would forbear exercising its rights and remedies available to it under the Company's May 29, 1997 agreement with Oracle Software, which was assigned to SBCC on August 20, 1997. Under the terms of the forbearance agreement the Company has agreed to pay SBCC the entire amount due in monthly installments by September 30, 1998. At June 30, 1998, the Company's obligation to SBCC was approximately $518,000.



LIQUIDITY

         At June 30, 1998, the Company's working capital deficiency was $29.1 million compared to working capital of $6.8 million at December 31, 1997. The decrease in working capital is primarily attributable to the reclassification of all amounts owed to PNC from long-term to current.

         Net cash provided by operating activities for the six months ended June 30, 1998 was $7.0 million compared to $6.7 million for the six months ended June 30, 1997. The increase in cash provided by operating activities resulted primarily from a decrease in inventories of $3.6 million and a decrease in accounts receivable of $3.4 million, offset, in part by operating losses of $0.9 million and a decrease in accounts payable and accrued expenses of $3.0 million.

         Net cash used in investing activities for the six months ended June 30, 1998 was $2.7 million relating primarily to the purchase of machinery and equipment. This compares to net cash used in investing activities of $17.4 million for the six months ended June 30, 1997. The Company anticipates that capital expenditures for the remainder of 1998 will be approximately $2 million, which includes certain expenditures to upgrade the Company's manufacturing and distribution capabilities and enhance the Company's information systems.

         Net cash used in financing activities for the six months ended June 30, 1998 was $2.6 million compared to the net cash provided by financing activities of $8.6 million for the six months ended June 30, 1997. Net cash used in financing activities resulted primarily from a repayment to PNC of $5.0 million, an increase in deferred financing costs of $1.4 million, and repayments to SBCC of $0.8 million, offset in part by an increase in a long-term debt of $4.0 million and proceeds from the exercise of stock options of $0.9 million.

         For the six months ended June 30, 1998, the Company has experienced significant operating losses relating to, among other things, restructuring costs associated with the close of its Edison facility and the shareholder litigation settlement. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for the remaining six months of 1998 includes continuing its cost reduction programs and refinancing its debt to PNC. The cost reduction programs include automation of manufacturing facilities related to spray products, production rationalization, increased use of high speed fillers and cartoners and improved production planning and control. There can be no assurance that the Company will be successful in these efforts.

IMPACT OF INFLATION

         General inflation in the economy has increased operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for goods and services. The Company continually seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.

NEW ACCOUNTING PRINCIPLE

         During Fiscal 1997, the Financial Accounting Standards Board issued the following account standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132). The Company does not expect any material effect from adoption of SFAS Nos. 131 and 132. The Company will report comprehensive income as a component of equity. During the quarter ended June 30, 1998, the Company does not have any items that would be reportable as a component of comprehensive income other than its income from operations.

                  The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; the inability to reduce expenses to a level commensurate with revenues; and the inability to negotiate acceptable credit terms with the current or prospective lenders. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward looking statements with respect to the business of the Company, including prospective financing arrangements. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

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

                  The Company reached an agreement in principle to settle for $10.0 million the consolidated stockholder class action. The Company's total cost under the agreement, including legal fees, after insurance and other participation, is anticipated to be approximately $3.3 million, and the Company recorded a charge in that amount during the second quarter of 1998. The proposed settlement is subject to several contingencies, including execution of a formal stipulation of settlement, notice to the class, and judicial approval. There can be no assurance that the settlement will finally be approved on these terms, if at all.

                  In connection with certain events related to the foregoing litigation, including the restatement of the Company's financial statements for the year ended December 31, 1996, each of the quarters in 1996 and the quarter ended March 31, 1997, the Company received a formal request from the Securities and Exchange Commission ("SEC") for the production of various documents. The Company fully intends to cooperate with the SEC in this matter.

ITEM 2.           CHANGES IN SECURITIES:

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES:

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           (a) The Company 's Annual Meeting of Stockholders was
                  held on May 27, 1998 (the "Annual Meeting").

                           (b) The following matters were voted upon and
                  approved by the Company's stockholders at the Annual Meeting:

                                    (i) The election of five directors to serve
                           for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):

                                             WITHHELD AUTHORITY
       NOMINEE                VOTES FOR           TO VOTE
      ---------               ---------           -------
Frederick R. Adler            8,164,762            16,765
Daniel Bergman                8,164,762            16,765
Uri Evan                      8,164,762            16,765
Christopher Illick            8,164,762            16,765
Richard A. Mandell            8,164,762            16,765



                                    (ii) Amendment of the Company's 1995 Stock
                           Option Plan to increase the number of shares available for issuance thereunder. The Company's stockholders voted as follows: For: 6,803,310
                           Against: 1,371,717 Abstentions: 6,500

                                    (iii) The ratification of the appointment of
                           Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1998. The Company's stockholders voted as follows: For: 8,145,257 Against: 31,270
                           Abstentions: 5,000

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               10.28 Warrant dated April 30, 1998 issued by the Registrant to
                     101 Realty Associates, L.L.C.

               27    Financial Data Schedule

           (b) Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              USA DETERGENTS, INC.


August 14, 1998                               By:  /s/   Uri Evan
                                                        ----------
                                              Uri Evan
                                              Chairman of the Board and
                                              Chief Executive Officer


August 14, 1998                                /s/   Richard D. Coslow
                                                     ------------------
                                               Richard D. Coslow
                                               Senior Vice President
                                               Chief Financial Officer