Form 10-Q
period 1998-09-30
USA DETERGENTS INC
filed 1998-11-13
CIK 946816

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20509

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998.

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                   to
                                       -------------------  ------------------

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

Yes    X    No
   ---- ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Stock            No. of Shares Outstanding           Date
     --------------            -------------------------           ----
         Common                       13,825,602              November  5, 1998

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                December 31,  September 30,
                                                                    1997          1998
                                                                    ----          ----
                                                                               (Unaudited)
Current assets:
Cash                                                             $   1,848      $  1,710
Accounts receivable, net of customer allowances and doubtful
    accounts of $867 and $1,257 , respectively                      24,349        19,904
Inventories                                                         17,258        16,056
Refundable income taxes                                              7,120         3,885
Prepaid expenses and other current assets                            3,173         3,260
                                                                 ---------      --------

           Total current assets                                     53,748        44,815

Property and equipment - net                                        45,672        45,757
Restricted funds                                                       275             -
Deferred financing costs                                               567         1,790
Other non-current assets                                             2,546         1,945

                                                                 ---------      --------
           Total assets                                          $ 102,808      $ 94,307
                                                                 =========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                                $   2,501      $ 15,415
Accounts payable                                                    29,880        24,630
Accrued expenses                                                    13,259        12,065
Other current liabilities                                            1,405           245
                                                                 ---------      --------

           Total current liabilities                                47,045        52,355

Long-term debt - net of current portion                             38,998        21,547
Other non-current liabilities (Note 3)                                 -           3,295
Deferred rent payable                                                1,181           943
                                                                 ---------      --------

           Total liabilities                                        87,224        78,140
                                                                 ---------      --------

Commitments and Contingencies

Stockholders' equity:
Preferred stock-no par value; authorized 1,000,000
    shares, none issued                                                -             -
Common stock-$.01 par value; authorized 30,000,000 shares,
    issued and outstanding 13,806,279 and 13,825,602 shares,
    respectively                                                       138           138
Additional paid-in capital                                          28,336        29,200
Deficit                                                            (12,715)      (12,996)
Note receivable - warrant                                             (175)         (175)
                                                                 ---------      --------

           Total stockholders' equity                               15,584        16,167
                                                                 ---------      --------

           Total liabilities and stockholders' equity            $ 102,808      $ 94,307
                                                                 =========      ========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT NET INCOME/(LOSS) PER SHARE INFORMATION)

                                                         Three months                 Nine months
                                                     ended September 30,          ended September 30,
                                                   ------------------------    ------------------------
                                                      1997          1998         1997             1998
                                                   ---------      ---------    ---------      ---------
                                                  (Unaudited)     (Unaudited) (Unaudited)     (Unaudited)
Net sales                                          $  57,345      $  52,709    $ 172,985      $ 163,459

Cost of goods sold                                    41,073         34,794      137,185        111,597
                                                   ---------      ---------    ---------      ---------

Gross profit                                          16,272         17,915       35,800         51,862

Selling, general and administrative                   16,547         15,455       56,184         44,382
Restructuring costs                                     -              -           2,379            400
Litigation settlement (Note 3)                          -              -            -             3,266
                                                   ---------      ---------    ---------      ---------
                                                      16,547         15,455       58,563         48,048

Income/(loss) from operations                           (275)         2,460      (22,763)         3,814

Interest and amortization of deferred
    financing costs - net                                770          1,784        2,365          4,024
                                                   ---------      ---------    ---------      ---------

Income/(loss) before provision/(benefit)
    for income taxes                                  (1,045)           676      (25,128)          (210)
Provision/(benefit) for income taxes                    -                25       (3,909)            71
                                                   ---------      ---------    ---------      ---------
Net income/(loss)                                  $  (1,045)     $     651    $ (21,219)     $    (281)
                                                   =========      =========    =========      =========

Basic net income/(loss) per share                     $ (.08)     $     .05    $   (1.54)     $    (.02)
                                                   =========      =========    =========      =========
Weighted average shares outstanding                   13,795         13,826       13,785         13,822
                                                   =========      =========    =========      =========

Diluted net income/(loss) per share                   $ (.08)     $     .05    $   (1.54)     $    (.02)
                                                   =========      =========    =========      =========
Weighted average shares outstanding and
    common share equivalents                          13,795         14,074       13,785         13,822
                                                   =========      =========    =========      =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1998
                                 (IN THOUSANDS)

                                                                              1997              1998
                                                                              ----              ----
                                                                           (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $ (21,219)       $     (281)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
     Depreciation                                                               3,030             3,900
     Amortization of deferred financing costs                                     481             1,405
     Amortization of slotting                                                   3,116             3,258
     Other amortization                                                           472               691
     Change in the provision for customer allowances and doubtful
        accounts                                                                2,489               390
     Decrease in deferred rent                                                    (49)             (118)
Changes in operating assets and liabilities:
     Decrease in accounts receivable                                            1,422             4,055
     Decrease in inventories                                                   10,117             1,202
     Increase in prepaid expenses and other current assets                     (3,061)           (3,345)
     Increase in other non-current assets                                        (126)              (90)
     Increase/(decrease) in accounts payable and accrued expenses              16,887            (6,444)
     (Increase)/decrease in refundable income taxes                            (3,740)            3,235
     Decrease in deferred tax asset                                               534              -
     Decrease in deferred tax liability                                          (735)             -
                                                                            ---------        ----------
        Net cash provided by operating activities                               9,618             7,858
                                                                            ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (21,813)           (3,985)
                                                                            ---------        ----------
        Net cash used in investing activities                                 (21,813)           (3,985)
                                                                            ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments of current portion of long-term debt                         (229)           (1,226)
     Net proceeds from/(repayments to) credit facilities                        6,674            (7,036)
     Increase in short-term note payable                                         -                4,000
     Increase in other current liabilities                                       -                   87
     Increase/(repayments) of Oracle purchase obligation                        1,604            (1,367)
     Increase in deferred financing costs                                        (735)           (1,878)
     Increase in other non-current liabilities                                   -                3,295
     Net proceeds from exercise of options                                        258               114
     Decrease in note receivable                                                2,250              -
                                                                            ---------        ----------
        Net cash provided by/(used in) financing activities                     9,822            (4,011)
                                                                            ---------        ----------
Net decrease in cash                                                           (2,373)             (138)

Cash at beginning of period                                                     2,373             1,848
                                                                            ---------        ----------
Cash at September 30,                                                       $    -           $    1,710
                                                                            =========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM OPERATING ACTIVITIES:
     Interest paid                                                              1,703        $    2,496
                                                                            =========        ==========
     Income taxes                                                           $      32        $       70
                                                                            =========        ==========
     Income tax refunds received                                            $    -           $    3,235
                                                                            =========        ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM FINANCING ACTIVITIES:

     Value of warrants issued in connection with bank and related
        party financings                                                    $    -           $      750
                                                                            =========        ==========


                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

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

         Reclassification - Certain reclassifications have been made to prior period amounts to conform with the presentation for the current period.

NOTE 2 - DEBT

         On August 14, 1998, the Company entered into a Senior Loan and Security Agreement ("FINOVA Agreement") with a syndicate of lenders including FINOVA Capital Corporation ("FINOVA") as agent for itself and other lenders, providing the Company with up to $48.5 million of available financing. The FINOVA Agreement consists of a five-year revolving credit facility of up to $40.0 million, subject to availability based on eligible accounts receivable and inventory, and two five-year term loans aggregating $8.5 million. The revolving credit facility bears interest at a rate of prime +.75% and on September 30, 1998, the rate was 9.25%. Unused portions of the revolving credit facility are subject to a commitment fee of .0375%. On September 30, 1998, net availability to the Company under the revolving credit facility was $900,000 million and the amount outstanding was $14.4 million.

         One of the term loans in the amount of $6.4 million is repayable in 59 fixed monthly principal payments of $76,190 and a final principal payment of $1,904,767. This loan bears interest at a fixed rate of 9.33%. The second term loan in the amount of $2.1 million is repayable in 60 fixed monthly principal payments of $35,000. This loan bears interest at prime plus 2.0% and on September 30, 1998 the rate was 10.50%. The aggregate amount outstanding on September 30, 1998 under both term loans was $8.5 million.

         The FINOVA Agreement contains various covenants which include, among other things, specified levels of debt to equity, current ratios, a minimum net worth and a minimum senior debt service coverage ratio. The FINOVA Agreement also prohibits the payment of dividends and incurrence of new debt.
Funding under the Agreement is secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries, except for certain real estate.

         $25 million of the initial proceeds from the FINOVA Agreement was used to pay down the Company's credit facility with PNC Bank, N.A. ("PNC"). In connection with this payment, the due date of the remaining $10 million of debt owed to PNC was extended until June 30, 1999, personal guarantees by certain shareholders of the Company aggregating $5 million were cancelled and the number of shares of Common Stock issuable to PNC pursuant to a previously issued warrant was fixed at the minimum level of approximately 140,000 shares, subject to certain anti-dilution provisions. The remaining $10 million of debt continues to be secured by certain real property owned by the Company and bears interest at a rate that ranges from prime plus .75% to 2.0%. On September 30, 1998 the rate was 9.5%.

         During the three months ended September 30, 1998, the Company recorded a $602,000 charge related to the write-off of previously incurred unamortized financing costs associated with the closing of the new financing agreement with FINOVA Capital Corporation.

EDA LOAN

         On September 3, 1998, as required by the FINOVA Agreement, the Company repaid $1,034,512 to the New Jersey Economic Development Authority, fully satisfying the Company's remaining obligation to that entity.

ORACLE PURCHASE OBLIGATION

         On September 30, 1998, the Company paid $18,466 to Sanwa Business Credit Corporation ("SBCC"), representing the last payment required to be made under the April 16, 1998 forbearance agreement between the Company and SBCC. This payment fully satisfied the Company's remaining obligation to SBCC.

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

         The Company has reached an agreement in principle to settle for $10.0 million the consolidated stockholder class action. The Company's total cost under the agreement, including legal fees, after insurance and other participation, is anticipated to be approximately $3.3 million, and the Company recorded a charge in that amount during the second quarter of 1998. Such amount, less attorney fees, has been classified as a non-current liability because a portion of the Company's revolving credit facility has been reserved for the payment of this obligation. The preliminary order approving the agreed upon settlement was signed on October 14, 1998 and a notice of the proposed settlement was sent to all affected shareholders who are members of the class action suit on October 23, 1998. A final approval hearing is scheduled for December 14, 1998. There can be no assurance that the settlement will finally be approved on these terms, if at all.

         In connection with certain events related to the foregoing litigation, including the restatement of the Company's financial statements for the year ended December 31, 1996, each of the quarters in 1996 and the quarter ended March 31, 1997, the Company received a formal request from the Securities and Exchange Commission ("SEC") for the production of various documents. The Company intends to continue to cooperate with the SEC in this matter.

         As previously reported, on October 20, 1997, the Company instituted an action in the Superior Court of New Jersey, Chancery Division, Middlesex County challenging a claim by North Brunswick Water, LLC ("NBW") that the Company had failed to pay approximately $5,000,000 in water and sewer charges and seeking to enjoin NBW from discontinuing water and sewer services. On October 21, 1997 the Company and NBW entered into a Consent Order, pursuant to which the Company paid $532,118, subject to refund pending resolution of the matter. Thereafter, based upon a preliminary ruling by the trial court, and in the context of settlement discussions, NBW as acknowledged that the actual amount due is less than the original $5,000,000 demand. NBW has, for settlement purposes reduced its demand to approximately $1,800,000; however, the final amount demanded by NBW will be determined at the conclusion of the discovery process. The matter is currently in discovery which must be completed by January 1999. Trial is scheduled in February, 1999.

         Based upon an assessment made by independent counsel for the Company and independent engineering estimates of the amount of water used and the extent of the sewer discharge, management believes that the Company's obligation if any to NBW will not have a significant impact on the Company's results of operations or financial position beyond amounts already paid.

NOTE 4 - NET INCOME (LOSS) PER SHARE

         Basic net income (loss) per share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per share also includes Common Stock equivalents that are dilutive. Common Stock equivalents have not been included in the computation of diluted net loss per share since the impact is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales for the three months ended September 30, 1998 decreased 8.1% to $52.7 million from $57.3 million for the three months ended September 30, 1997. The decrease was primarily the result of a decrease in unit sales of laundry products, household cleaners and scented candles.

         Gross profit for the three months ended September 30, 1998 increased 10.1% to $17.9 million from $16.3 million for the three months ended September 30, 1997. Gross profit as a percentage of net sales increased to 34.0% for the three months ended September 30, 1998 from 28.4% for the same period in 1997. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease of 5.2% in material costs due to more favorable pricing and manufacturing efficiencies, and a decrease as a percentage of net sales of 1.6% in facilities overhead costs, offset in part by a combined slight increase as a percentage of net sales of 1.2% in direct labor, manufacturing and distribution overhead.

         Selling, general and administrative expenses decreased 6.6% to $15.5 million in the three months ended September 30, 1998 from $16.5 million for the three months ended September 30, 1997. As a percentage of net sales, these expenses increased to 29.3% for the three months ended September 30, 1998 from 28.9% for the same period in 1997. The increase as a percentage of net sales was primarily due to an increase of 1.6% in general and administrative expenses, which included increases for salaries, 1998 bonus accruals (1997 did not have a bonus accrual) of .44%, accounting and general legal expenses of
 .19%, equipment rental charges of .16%, expenses relating to the implementation of new software of .25%, warrant amortization costs of .12%; and an increase of
 .8% in marketing funds (co-op advertising, promotional allowances and slotting amortization). These increases were offset in part by decreases as a percentage of net sales of 1.7% in freight costs to customers and .3% in selling expenses.

         Interest and amortization of deferred financing costs (net) increased to $1.8 million for the three months ended September 30, 1998 from $0.8 million for the three months ended September 30, 1997, primarily as a result of higher average outstanding borrowings and the accelerated amortization of warrant and bank closing costs related to the FINOVA Agreement.

         Income tax provision for the three month periods ended September 30, 1998 and September 30, 1997 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward for which the Company has not provided a tax benefit.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net sales for the nine months ended September 30, 1998 decreased 5.5% to $163.5 million from $173.0 million for the nine months ended September 30, 1997. The decrease was primarily the result of a decrease in unit sales of household cleaners and candles offset by an increase in unit sales of laundry products.

         Gross profit for the nine months ended September 30, 1998 increased 44.9% to $51.9 million from $35.8 million for the nine months ended September 30, 1997. Gross profit as a percentage of net sales increased to 31.7% for the nine months ended September 30, 1998 from 20.7% for the same period in 1997. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease of 8.8% in material costs due to more favorable pricing and manufacturing efficiencies, and to a lesser extent, by decreases as a percentage of net sales in distribution, manufacturing overhead, direct labor and facilities overhead costs, resulting from improved cost control measures.

         Selling, general and administrative expenses decreased 21.0% to $44.4 million for the nine months ended September 30, 1998 from $56.2 million for the nine months ended September 30, 1997. As a percentage of net sales, these expenses decreased to 27.2% for the nine months ended September 30, 1998 from 32.5% for the same period in 1997. The decrease as a percentage of net sales was primarily due to decreases of 2.6% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 1.9% in freight to customers and 1.4% in selling expenses, offset by an increase of .6% in general and administrative expenses.

         In June 1998, the Company recorded an additional $400,000 charge relating to its future lease commitment (net of sublease income) and associated lease expenses for its Edison, New Jersey facility which was closed during the second quarter of 1997.

         The Company has reached an agreement in principle to settle for, $10.0 million, a consolidated stockholder class action lawsuit. The Company's total cost under the agreement, including legal fees, after insurance and other participation, is anticipated to be approximately $3.3 million, and the Company recorded a charge in that amount during the second quarter of 1998. Such amount, less attorney fees, has been classified as a non-current liability because a portion of the Company's revolving credit facility has been reserved for the payment of this obligation. The preliminary order approving the agreed upon settlement was signed on October 14, 1998 and a notice of the proposed settlement was sent to all affected shareholders who are members of the class action suit on October 23, 1998. A final approval hearing is scheduled for December 14, 1998. There can be no assurance that the settlement will finally be approved on these terms, if at all.

         Interest and amortization of deferred financing costs-net increased to $4.0 million for the nine months ended September 30, 1998 from $2.4 million for the nine months ended September 30, 1997, primarily as a result of higher average outstanding borrowings and the accelerated amortization of warrant and bank closing costs directly related to the FINOVA Agreement.

         Income tax provision for the nine months ended September 30, 1998 of $71,000 and the income tax benefit for the nine months ended September 30, 1997 of $3.9 million are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward for which the Company has not provided a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         On August 14, 1998, the Company entered into a Senior Loan and Security Agreement with a syndicate of lenders including FINOVA Capital Corporation as agent for itself and other lenders, providing the Company with up to $48.5 million of available financing. The FINOVA Agreement consists of a five-year revolving credit facility of up to $40.0 million, subject to availability based on eligible accounts receivable and inventory, and two five-year term loans aggregating $8.5 million. The revolving credit facility bears interest at a rate of prime +.75% and on September 30, 1998, the rate was 9.25%. Unused portions of the revolving credit facility are subject to a commitment fee of .0375%. On September 30, 1998, net availability to the Company under the FINOVA Agreement was $900,000 million and the amount outstanding was $14.4 million.

         One of the term loans in the amount of $6.4 million is repayable in 59 fixed monthly principal payments of $76,190 and a final principal payment of $1,904,767. This loan bears interest at a fixed rate of 9.33%. The second term loan in the amount of $2.1 million is repayable in 60 fixed monthly principal payments of $35,000. This loan bears interest at prime plus 2.0% and on September 30, 1998 the rate was 10.50%. The aggregate amount outstanding on September 30, 1998 under both term loans was $8.5 million.

         The FINOVA Agreement contains various covenants which include, among other things, specified levels of debt to equity, current ratios, a minimum net worth and a minimum senior debt service coverage ratio. The Agreement also prohibits the payment of dividends and incurrence of new debt. Funding under the Agreement is secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries, except for certain real estate.

         $25 million of the initial proceeds from the FINOVA Agreement was used to pay down the Company's credit facility with PNC Bank, N.A. ("PNC"). In connection with this payment, the due date of the remaining $10 million of debt owed to PNC was extended until June 30, 1999, personal guarantees by certain shareholders of the Company aggregating $5 million were cancelled and the number of shares of Common Stock issuable to PNC pursuant to a previously issued warrant was fixed at the minimum level of approximately 140,000 shares, subject to certain anti-dilution provisions. The remaining $10 million of debt continues to be secured by certain real property owned by the Company and bears interest at a rate that ranges from prime plus .75% to 2.0%. On September 30, 1998 the interest rate was 9.5%.

         During the three months ended September 30, 1998, the Company recorded a $602,000 charge related to the write-off of previously incurred unamortized financing costs associated with the closing of the new financing agreement with FINOVA.

EDA LOAN

         On September 3, 1998, as required by the FINOVA Agreement, the Company paid $1,034,512 to the New Jersey Economic Development Authority, fully satisfying the Company's remaining obligation to that entity.

ORACLE PURCHASE OBLIGATION

         On September 30, 1998, the Company paid $18,466 to Sanwa Business Credit Corporation ("SBCC"), representing the last payment required to be made under the April 16, 1998 forbearance agreement between the Company and SBCC. This payment fully satisfied the Company's remaining obligation to SBCC.

         At September 30, 1998, the Company's working capital deficiency was $7.5 million compared to a positive working capital of $6.7 million at December 31, 1997. The decrease in working capital is primarily attributable to the classification of the $10 million indebtedness to PNC, due in June 1999, as current.

         Net cash provided by operating activities for the nine months ended September 30, 1998 was $7.9 million compared to $9.9 million for the nine months ended September 30, 1997. The cash provided by operating activities resulted primarily from a decrease in inventories of $1.2 million, a decrease in accounts receivable of $4.1 million, a decrease in refundable income taxes of $3.2 million and an increase of $9.2 in depreciation and amortization, offset in part by the net loss of $.3 million, a decrease in accounts payable and accrued expenses of $6.4 million and an increase in prepaid expenses and other current assets of $3.3 million.

         Net cash used in investing activities for the nine months ended September 30, 1998 was $4.0 million relating to the purchase of machinery and equipment. This compares to net cash used in investing activities of $21.8 million for the nine months ended September 30, 1997. The Company anticipates that capital expenditures for the remainder of 1998 will be approximately $1 million, which includes certain expenditures to upgrade the Company's manufacturing and distribution capabilities and enhance the Company's information systems.

         Net cash used in financing activities for the nine months ended September 30, 1998 was $4.0 million compared to the net cash provided by financing activities of $9.6 million for the nine months ended September 30, 1997. Net cash used in financing activities resulted primarily from a repayment of PNC debt of $5.0 million, an increase in deferred financing costs of $1.9 million, and repayments to SBCC of $1.4 million, offset in part by an increase in a short-term note payable to a related party of $4.0 million and an increase in a long-term debt of $3.3 million.

         For the nine months ended September 30, 1998, the Company has experienced losses relating to, among other things, additional restructuring costs associated with the closing of its Edison facility and the settlement of the shareholder litigation. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. The Company's operating plan for the remaining three months of 1998 includes continuing its cost reduction programs. The cost reduction programs include additional automation of manufacturing facilities, further production rationalization, increased use of high speed fillers and cartoners and improved production planning and control. There can be no assurance that the Company will be successful in these efforts.

         On June 30, 1999, PNC's remaining debt of approximately $10.0 million will mature and on July 31, 1999, 101 Realty Associates, L.L.C.'s debt of $4.0 million will also mature. Management is currently negotiating with FINOVA and other financial institutions to refinance the Company's respective debts with PNC and 101 Realty Associates, L.L.C. The Company must refinance these debts with FINOVA or obtain other sources of financing in order to meet these anticipated near-term commitments. Although the Company is optimistic about its ability to refinance these debts, there can be no assurance that the Company will be successful in obtaining the refinancing from FINOVA or any other lender.

YEAR 2000 DISCLOSURE

         This section discusses the processes currently being implemented with respect to issues relating to the Year 2000.

READINESS:
----------

          The Company initiated its Year 2000 project in late 1996 with a complete review of all products, manufacturing facilities, information systems and the impact on the Company from customers and suppliers that may fail to deal with the issue. The Year 2000 issues that need to be addressed within the organization pertain to the Company's internal information systems that date stamp transactions. All current applications, operating systems, databases, and EDI transactions requiring conversion are expected to be completed by the end of 1998 or first quarter of 1999.

PRODUCTS:
---------

         The Year 2000 issue with respect to the Company's product line is minimal because our products are not date sensitive and require no internal or external date tracking.

MANUFACTURING FACILITIES:
-------------------------

         All existing pieces of machinery and equipment have been reviewed and examined and management believes that Year 2000 issues regarding them will not effect production or delivery of product because the equipment is not date reliant and the product movement is a manual process.

INFORMATION SYSTEMS:
--------------------

     Year 2000 issues with respect to information systems, have been addressed in six major areas:

1.    Operating Systems
2.    Databases
3.    Business Systems
4.    Support Systems
5.    Backup Systems
6.    Hardware Platforms

The following comments discuss the status of each area:

OPERATING SYSTEM:

         The Company has been advised by its software vendors that all existing operating systems, Novell 3.12, Windows NT, Unix 4.0D, and Windows 95 are currently Year 2000 compliant.

DATABASE:

         The Company has been advised by its software vendors that all databases used by the current systems and anticipated new systems are Year 2000 compliant.

BUSINESS SYSTEMS:

         It is expected that by year-end 1998, all existing business systems will be Year 2000 compliant. To date approximately 95% of the applications have been converted in a test environment and will soon be placed into a production status.

SUPPORT SYSTEMS:

         Support systems include all desktop applications. These applications have been upgraded to be Year 2000 compliant.

BACKUP SYSTEMS:

         The Company has been advised by its software vendors that all applications that currently back up business applications and databases are Year 2000 compliant.

HARDWARE PLATFORMS:

         The Company has been advised by its hardware vendors that all platforms that run the aforementioned systems and databases are Year 2000 compliant.

CUSTOMERS
---------

         The Company has responded to all customers who have requested Y2K compliance information, plans, and due dates.

SUPPLIERS:
----------

         The Company has contacted its major suppliers and has asked them to respond to questions concerning their ability to be Year 2000 compliant on a timely basis. The Company plans to monitor the information received in response to these inquiries on a continuous basis into 2000. The final analysis of the responses, which is expected to be completed during the 1st quarter of 1999 will determine the need and extent for contingency planning.

COST OF YEAR 2000 READINESS
---------------------------

         Based on management's assessment of systems, the cost of addressing the Year 2000 is not currently expected to have a material adverse impact on the Company's financial condition. To date, the Year 2000 conversion costs incurred are approximately $60,000, and should not exceed $100,000. (Conversion costs do not include funds spent by the Company on the purchase of the Oracle system, which would have been acquired irrespective of the Year 2000 issues). The Oracle system has been represented to be Year 2000 compliant .

RISK OF THE COMPANY'S YEAR 2000 ISSUES
--------------------------------------

         Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. There can be no assurance that the Company has or will be able to identify all aspects of its business that are subject to Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant, or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate. Should either the Company's internal systems or internal systems of one or more significant suppliers or customers fail to achieve Year 2000 compliance, or the Company's estimate of the costs of becoming Year 2000 compliant prove to be materially inaccurate, the Company's business and its results of operations could be adversely affected. In addition to becoming Year 2000 compliant on the existing applications, the Company is in the process of converting to ORACLE database and applications, which is scheduled for completion before the Year 2000.

IMPACT OF INFLATION

         General inflation in the economy increases operating expenses of most businesses. The Company has provided compensation increases generally in line with the inflation rate and incurred higher prices for goods and services. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on the Company's operating results, but there can be no assurance that this will continue to be so in the future.

NEW ACCOUNTING PRINCIPLES

         During 1997, and 1998, the Financial Accounting Standards Board issued the following account standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), Statement of Financial Accounting Standards No. 132 "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132) and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities. The Company does not expect any material effect from adoption of SFAS Nos. 131, 132 and 133. The Company will report comprehensive income as a component of equity. During the quarter ended September 30, 1998, the Company does not have any items that would be reportable as a component of comprehensive income other than its income from operations.

MISCELLANEOUS

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

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


               The Company has reached an agreement in principle to settle for $10.0 million the consolidated stockholder class action. The Company's total cost under the agreement, including legal fees, after insurance and other participation, is anticipated to be approximately $3.3 million, and the Company recorded a charge in that amount during the second quarter of 1998. Such amount, less attorney fees, has been classified as a non-current liability because a portion of the Company's revolving credit facility has been reserved for the payment of this obligation. The preliminary order approving the agreed upon settlement was signed on October 14, 1998 and a notice of the proposed settlement was sent to all affected shareholders who are members of the class action suit on October 14, 1998. A final approval hearing is scheduled for December 14, 1998. There can be no assurance that the settlement will finally be approved on these terms, if at all.

               In connection with certain events related to the foregoing litigation, including the restatement of the Company's financial statements for the year ended December 31, 1996, each of the quarters in 1996 and the quarter ended March 31, 1997, the Company received a formal request from the Securities and

         Exchange Commission ("SEC") for the production of various documents. The Company intends to continue to cooperate with the SEC in this matter

         As previously reported, on October 20, 1997, the Company instituted an action in the Superior Court of New Jersey, Chancery Division, Middlesex County challenging a claim by North Brunswick Water, LLC ("NBW") that the Company had failed to pay approximately $5,000,000 in water and sewer charges and seeking to enjoin NBW from discontinuing water and sewer services. On October 31, 1997 the Company and NBW entered into a Consent Order, pursuant to which the Company paid $532,118, subject to refund pending resolution of the matter. Thereafter, based upon a preliminary ruling by the trial court, and in the context of settlement discussions, NBW as acknowledged that the actual amount due is less than the original $5,000,000 demand. NBW has, for settlement purposes reduced its demand to approximately $1,800,000; however, the final amount demanded by NBW will be determined at the conclusion of the discovery process. The matter is currently in discovery which must be completed by January 1999. Trial is scheduled in February, 1999.

         Based upon an assessment made by independent counsel for the Company and independent engineering estimates of the amount of water used and the extent of the sewer discharge, management believes that the Company's obligation if any to NBW will not have a significant impact on the Company's results of operations or financial position beyond amounts already paid.

ITEM 2.        CHANGES IN SECURITIES:
               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES:
               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None.

ITEM 5.        OTHER INFORMATION
               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits

                     10.29 Amended and Restated Warrant, dated August 14, 1998 issued by the Company to PNC Bank National Association.

                     10.30 Second Amended and Restated Loan and Security Agreement, dated August 14, 1998, between the Company and PNC Bank National Association.

                     10.31 Loan and Security Agreement, dated August 14, 1998, between the Company and a syndicate of lenders including FINOVA Capital Corporation as Agent for itself and other lenders.

                     10.32 Revolving Loan Note, dated August 14, 1998, issued by the Company to FINOVA Capital Corporation.

                     10.33 Term Loan A Note, dated August 14, 1998, issued by the Company to FINOVA Capital Corporation.

                     10.34 Term Loan B Note, dated August 14, 1998, issued by the Company to FINOVA Capital Corporation.

                     10.35 Agency Agreement dated August 14, 1998 between the Company, FINOVA Capital Corporation, First Source Financial LLP, Merrill Lynch Business Financial Services, Inc., and Foothill Capital Corporation.

                     27     Financial Data Schedule

               (b)   Reports on Form 8-K

                     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                USA DETERGENTS, INC.


November 13, 1998                                    By: /s/ Uri Evan
                                                         ----------------------
                                                     Uri Evan
                                                     Chairman of the Board and
                                                     Chief Executive Officer


November 13, 1998                                        /s/ Richard D. Coslow
                                                         ----------------------
                                                     Richard D. Coslow
                                                     Executive Vice President
                                                     & Chief Financial Officer