Form 10-K
period 1998-12-31
USA DETERGENTS INC
filed 1999-03-30
CIK 946816

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File No. 0-26568

                              USA DETERGENTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               11-2935430
----------------------------------------   ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

           1735 Jersey Avenue
       North Brunswick, New Jersey                       08902
----------------------------------------   ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (732) 828-1800

Securities registered pursuant to Section 12(b)
of the Act:
                                                         Name of each exchange
           Title of each class                            on which registered
           -------------------                            -------------------

                 None                                       Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
               ---------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's Common Stock, as of March 18, 1999, was 13,825,602 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the closing price of such stock on the Nasdaq National Market on March 18, 1999 and the assumption for this computation only that all directors and executive officers are affiliates) was $90,695,949.

        Documents Incorporated by Reference: Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 1999, incorporated by reference into Parts II and III.

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

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; the inability to reduce expenses to a level commensurate with revenues; and the inability to negotiate acceptable credit terms with current or prospective lenders. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward looking statements with respect to the business of the Company, including prospective financing arrangements. These forwardlooking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forwardlooking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forwardlooking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings including this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         USA Detergents is a leading manufacturer and marketer of quality, nationally distributed value brand laundry and household cleaning products. The Company operates in one industry segment and its products are sold to customers principally in the United States. The Company currently markets its products in eight laundry and household product categories and features thirteen distinct value brands. Two of the Company's brands, XTRA(R) and Nice'n FLUFFY(R), according to Information Resources Inc. Retail Review Data (IRI DATA) currently rank among the five largest brands in their respective product categories in terms of total retail volume sales in the United States. XTRA(R) and Nice'n FLUFFY(R) represented 65.0% and 20.5%, respectively, of the Company's net sales in 1998. The Company sells its products to large and small retailers throughout the United States including supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores.

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

         The Company views the market for Household Products as being segmented into four types of brands: value brands, store brands, midpriced brands and premiumpriced brands. The Company believes that consumer purchases of Household products are determined, in large part, by price, with certain consumers willing to pay a premium for leading national brand names and the latest packaging and technology while other consumers demand valuepriced brands incorporating certain features found in premiumpriced products. The Company believes the primary characteristics of each of these types of brands are as follows:

        Value Brands. Value brands are sold to retailers and consumers at prices significantly below most other brands of Household Products. Value brands generally incorporate packaging features and product quality comparable to premiumpriced and midpriced brands and typically are offered with only the most popular product features and in only the most popular sizes. Value brands are usually not advertised or promoted directly to the consumer by the value brand supplier.

         Store Brands. Store brands are marketed through various retail outlets under retaileraffiliated (private) labels and are typically manufactured to the specifications of individual retailers. Store brands typically are supported by limited retailer advertising, generally do not incorporate stateoftheart packaging and are priced below midpriced brands.

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

BUSINESS STRATEGY

         The Company's objective is to be the leading supplier of value brand Household Products. The Company's business strategy is to enable retailers to increase sales and realize attractive profit margins on the Company's products while providing value to consumers. There can be no assurance that the Company will be successful in continuing to meet its objectives or in successfully pursuing its strategies. The key elements of the Company's business strategy are described below:

VALUE TO RETAILERS

         The Company focuses on assisting the retailer to profitably optimize its retail space in traditionally low margin Household Products categories. The Company provides retailers with merchandising support relating to product mix, shelf display and pricing strategies, and promotional programs which are designed to increase sales of the Company's products. The Company's emphasis on being a lowcost supplier allows it to sell its Household Products to retailers at prices which enable these retailers to offer a lower price to consumers while realizing relatively attractive margins. The Company also seeks to build strong relationships with retailers by providing them with a high level of customized service including direct shipments, electronic data interchange, mixed product pallets and flexible, prompt delivery.

VALUE TO CONSUMERS

         The Company offers consumers attractively packaged, quality brand name products at prices significantly below most other brands. This combination of high product quality and low prices offers consumers an attractive alternative to other brands. The Company emphasizes cost controls which enabled it to maintain its pricing to the consumer.

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

FURTHER MARKET PENETRATION

         The Company focuses its sales efforts on supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores, particularly those whose retailing philosophy closely corresponds to the Company's high value, low cost marketing concepts. The Company intends to continue increasing its market penetration by distributing its products through additional supermarkets, as well as other retail outlets. For the quarter ended December 31, 1998, IRI DATA indicates that the Company's XTRA(R) liquid laundry detergent and Nice'n FLUFFY(R) liquid fabric softener were sold to retailers representing 67.3% and 68.1%, respectively, of all commodity volume ("ACV") distribution within the food, drug and mass merchants sector. ACV distribution for a product represents the percentage of food, drug and mass merchant retail outlets (as measured by aggregate retail sales) which sold that product during a specified time period in the United States. The Company intends to use the access to retailers it has gained through the success of its XTRA(R) and Nice'n FLUFFY(R) brands to increase the penetration of its other products through these existing retail outlets.


CONTROLLED EXPANSION OF PRODUCT LINE

         The Company introduced 23 new products in 1998 and 65 new products in 1997, including reformulations and alternate sizes. Net sales of products introduced in 1998 were $2.6 million or 1.2% of net sales for the year ended December 31, 1998.

PRODUCTS

         The Company currently sells its products primarily in eight Household Product categories under thirteen distinct brand names. The Company's products include the following:

        PRODUCT CATEGORY                    PRIMARY COMPANY BRANDS
        ----------------                    ----------------------
  (HOUSEHOLD PRODUCTS)

  Liquid Laundry Detergent                  XTRA(R)
  Powder Laundry Detergent                  XTRA(R)
  Liquid Fabric Softener                    Nice'n FLUFFY(R)
  Fabric Softener Sheets                    Nice'n FLUFFY(R)
  Household Cleaners                        Touch of Glass(R), Swiss
                                            Pine(R), Tile Action(TM),
                                            Fabulous(TM), Plumber's Aid(R),
                                            Captain Shine(R), Power Scrub(TM)
  Dish Detergent                            XTRA(R) Plus, Crystal Shine(R)
  Personal Soap Products                    Fine Care(R)
  Air Fresheners                            Country Air(R)

  (AUTOMOTIVE PRODUCTS)

  Automotive Products                       Speedway(R)

         The Company's laundry detergents and fabric softeners accounted for an aggregate of approximately 85.5% and 81.5% of the Company's net sales in 1998 and 1997, respectively, with XTRA(R) liquid laundry detergent accounting for 49.9% and 44.4% of net sales in these periods, respectively. The Company's financial results and condition are substantially dependent on the continued success and growth of sales of these products. A number of factors could limit sales of these products by the Company, or the profitability of such sales, including competitive efforts by other manufacturers of similar products, shifts in consumer preferences or introduction and acceptance of alternative product offerings.

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

MARKETING AND DISTRIBUTION

         The Company sells its products to large and small retailers throughout the United States. The Company's various branded products historically have been sold primarily to supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores. Significant customers of the Company include WalMart Stores, Inc., KMart Corp., Super-Value Inc., Fleming Companies Inc., and Walgreen Co. The following table sets forth the Company's percentage of net sales for fiscal 1996, 1997 and 1998 by retail distribution channel:


                                                           PERCENTAGE OF NET SALES
                                                    --------------------------------------

DISTRIBUTION CHANNEL                                    1996          1997           1998
--------------------                                    ----          ----           ----
Supermarkets..................................         41.0%         44.3%          46.6%
Mass Merchandisers............................         27.8%         24.0%          24.1%
Variety and Dollar Stores.....................         17.0%         10.9%          11.6%
Drug Stores...................................          9.9%         11.2%           7.9%
Small Grocery and Other.......................          4.3%          9.6%           9.8%
                                                        ----          ----           ----
       Total..................................        100.0%        100.0%         100.0%
                                                      ======        ======         ======


        The Company's largest customer, WalMart accounted for approximately 17.0%, 12.4% and 10.8% of net sales in 1996, 1997 and 1998 respectively. No other customer of the Company accounted for more than 10% of the Company's net sales during 1997 or 1998. As is customary in the Household Products industry, the Company does not have long-term contracts with its customers. A significant reduction of purchases by any of the Company's largest customers could have a material adverse effect on the Company's business and results of operations.

        As of December 31, 1998, the Company sold its products through its own 41 person national sales department, which included six regional offices, supported by a network of 87 independent brokers and sales representatives. In 1998, approximately 63% of the Company's net sales were generated by its internal sales force with independent broker assistance, with the remaining 37% of net sales generated without broker assistance. Each salesperson is compensated by salary and commissions.

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

        Substantially all product distribution is centralized at the Company's facilities in New Jersey, Missouri and Illinois. Products generally are delivered to a retailer's distribution center, although the Company distributes products representing a limited amount of net sales directly to retail outlets. Substantially all of the Company's products are delivered by independent trucking companies.

        Beginning in the latter part of the third quarter of 1996, the Company experienced distribution difficulties and late customer deliveries primarily attributable to the Company's rapid growth in sales and the assimilation of three new manufacturing and distribution facilities. The effect of these factors was an increase in the costs associated with plant integration, distribution and customer returns and allowances, thus having a material adverse effect on the results of the Company's operations for 1996 and 1997. In 1998, the Company made significant improvements in its operating processes through automation and integration of manufacturing and maintenance systems, improvements in supply chain planning and inventory control procedures. While the Company continually works with its customers to establish and assure efficient distribution, there can be no assurance that such efforts will be successful or that similar or new problems with distribution will not occur in the future.

MANUFACTURING AND SUPPLY

        During 1998, the Company manufactured substantially all of its liquid products at its facilities in North Brunswick, New Jersey and in Harrisonville, Missouri. The manufacturing process at the Company's facilities consists of blending liquid chemicals and fragrance, which the Company purchases from independent suppliers, and packaging such blends to create finished products. Blending is done according to or by modifying formulas provided by the Company's chemical suppliers. The Company conducts quality control tests on raw materials on a regular basis and also conducts stringent quality control tests on its products during and after the manufacturing process. In addition to the Company's powder detergent facility in Chicago, the company invested in a dry-blend powder detergent line in its Harrisonville, Missouri facility. Any extended interruption of operations at the Company's manufacturing facilities could have a material adverse effect on the Company's business and results of operations. For the year ended December 31, 1998, the Company purchased approximately 77.4% of its liquid chemicals from three suppliers, Stepan Company, Union Carbide and Henkel Corporation.

        Substantially all of the bottles, closures and labels used by the Company during 1998 at its manufacturing facilities were purchased from OwensIllinois Plastics Products Inc., OwensIllinois Closure Inc., and Owens-Illinois Labels, Inc. (collectively referred to as "Owens"). The Owens plants used in connection with the manufacture of such bottles are located near the Company's manufacturing facilities and the majority of each Owens plant's production is dedicated to the Company. In January 1999, the Company and Owens agreed in principle to amend the current agreement starting on January 1, 1999 and expiring December 31, 2003. The Company has agreed to purchase all currently supplied materials from Owens in return for Owens' agreement to dedicate certain of its machinery to meet the Company's packaging requirements and provide additional machinery if necessary. Certain molds used to manufacture the Company's packaging are not owned by the Company.

        In January 1996, the Company entered into a lease for a facility located in Edison, New Jersey. Until 1997, this facility was used for the manufacture of its scented candle air freshener products and additional warehouse and distribution capacity. In May 1997, the Company, as part of its cost reduction strategy, closed its Edison, New Jersey facility and moved its candle manufacturing operation to the Company's North Brunswick, New Jersey facility. In addition, in 1997, the Company purchased a new facility adjacent to its existing North Brunswick, New Jersey facility to consolidate its East Coast warehousing operations. See Item 2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Costs."

        The Company also has certain products manufactured to the Company's specifications by independent contractors. The Company subcontracts the manufacture of products based on costeffectiveness, manufacturing capacity and a desire to avoid large capital commitments associated with manufacturing before the Company can determine the longterm success of such products. The Company's purchases from subcontractors are generally made pursuant to purchase orders.

        In 1998, the Company began manufacturing products on behalf of certain customers in order to maximize the Company's manufacturing capacity, operational efficiencies and the technological advancements that the Company has developed. The Company intends to enter into only those arrangements that it believes will be beneficial to the Company and fit with its strategic goals.

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

INVENTORY PRACTICE AND ORDER BACKLOG

        The Household Products industry is generally characterized by prompt delivery of products by suppliers. The Company strives to maintain the time between the Company's receipt of a customer's order and shipment to the customer at one to seven business days. The Company generally maintains between two and ten days of finished core products inventory. As a result of the short lead time between the order and delivery of its products, the Company does not maintain a significant backlog. The Company experienced distribution difficulties beginning in the latter part of the third quarter of 1996 and during 1997 attributable to the Company's rapid growth in sales and the assimilation of three new manufacturing and distribution facilities. See "-- Marketing and Distribution."


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

COMPETITION

        The Company experiences substantial competition from a number of suppliers of laundry and household cleaning products, including larger premiumpriced, midpriced and private label suppliers. Many of these suppliers have substantially greater financial, technical, marketing, distribution and other resources than the Company. In addition, there are several value brand suppliers which compete directly with the Company. The Company believes its products compete primarily on the basis of price and customer service and the Company does not intend to compete on the basis of premiumpriced brand product features.

        The Company estimates, based on Merrill Lynch's Consumer Products Market Trend Analysis for the year ended December 31, 1998, that the two largest suppliers in the laundry and household cleaning products industry were Procter & Gamble Co. and Unilever N.V. These two suppliers accounted for an aggregate of approximately 53.6% and 22.9% of 1998 domestic retail sales of liquid laundry detergents and liquid fabric softeners, respectively. These two product categories accounted for 49.4% and 19.1%, respectively, of the Company's net sales in 1998.

        The laundry and household cleaning products industry is characterized by substantial price competition which is effected through changes in price, product size and promotions. The Company believes it typically is not affected by price changes initiated by larger premiumpriced or midpriced suppliers whose pricing is substantially higher than the Company's pricing. Some suppliers of value brands or store brands compete directly with the Company as low price suppliers. Competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Such competitive pricing has in certain cases necessitated and may continue to necessitate price reductions by the Company and has and may continue to result in lost orders. There can be no assurance that future price or product changes by the Company's competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position.

EMPLOYEES

        As of December 31, 1998, the Company had 585 fulltime employees, of whom 63 worked in executive, administrative or clerical capacities, 329 worked in design and manufacturing, 152 worked in warehouse facilities and 41 worked in sales. The Company believes that its relations with its employees are good. The Company has never experienced any interruption of any of its operations due to a labor disagreement with its employees. The Company also utilizes temporary employees as necessary.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth-certain information with respect to the executive officers and significant employees of the Company as of December 31, 1998:

NAME                   AGE     POSITION
----                   ---     --------
Uri Evan               63      Chairman of the Board; Chief Executive Officer
Daniel Bergman         41      Vice President; Director of New York Metro Sales;
                               Secretary; Director
Frank Corella          54      Vice President of Sales and Marketing
Richard D. Coslow      57      Executive Vice President; Chief Financial
                               Officer; Treasurer
Keith Spero            45      Executive Vice President; General Manager;
                               Assistant Secretary


        URI EVAN has been Chairman of the Board of the Company since 1989 and Chief Executive Officer since 1993. Mr. Evan is a cofounder of Net Grocer Inc., a nationwide, low-cost interactive grocery shopping service on the Internet. From 1991 to 1992, he served as Chairman and Chief Executive Officer of I. Rokeach & Sons Inc., a kosher food manufacturing and marketing company. From 1988 to 1990, Mr. Evan was Chairman and Chief Executive Officer of Newrock Development Inc., a real estate development company. From 1969 to 1986, Mr. Evan was President and Chief Executive Officer of Engineering Services Group, a Tel Avivbased international engineering, printing and publishing conglomerate of which he was a cofounder. From 1970 to 1982, he served as Chairman of Organization and Management Sciences Consultants Ltd., an Israeli management and computer sciences firm of which he was a cofounder.

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

        RICHARD D. COSLOW has been Executive Vice President and Chief Financial Officer since August 1998 and was Senior Vice President and Chief Financial Officer from April 1997 to August 1998. From 1984 to 1997, he was Vice President and Controller for Toshiba America Consumer Products, Inc., an international diversified consumer products company. From 1982 to 1984, he was Vice President of Finance for Endless Energy, Inc. and Jocelyn Management, Inc. From 1980 to 1982 he served as Vice President and Controller for Mego International, Inc. From

1967 to 1980 he held various positions with Deloitte and Touche including Senior Audit Manager. Mr. Coslow is a Certified Public Accountant.

        KEITH A. SPERO has been Vice President of Distribution since joining the Company in 1996. In August 1998, he became Executive Vice President and General Manager of the Company. From 1995 to 1996, he was Director of Delivery Center Operations at Office Max, Inc. From 1993 to 1995, he was Category Manager of Plastipak Packaging, Inc. From 1980 to 1993, he held various managerial positions in distribution operations and production management at The Clorox Company. From 1975 to 1980, he also held various positions at the Colgate Pamolive Company. Mr. Spero has an MBA from Fairleigh Dickinson University.

ITEM 2. PROPERTIES

        The Company currently conducts a substantial portion of its operations from a 360,000 square foot facility located in North Brunswick, New Jersey. The Company's executive offices and its manufacturing, distribution and administration departments are all located in that facility. The lease relating to such facility expires in 2004, subject to two fiveyear extensions. The Company also leases six additional sales offices throughout the United States.

        In January 1996, the Company entered into a lease for a 175,000 square foot facility located in Edison, New Jersey. This facility was used by the Company for the manufacture of the Company's scented candle air freshener products and for additional warehouse and distribution capacity. The lease relating to such facility expires in 2001, subject to one fiveyear extension, and provides for an annual rental of $568,750. In May 1997, the Company, as part of its cost reduction strategy, closed its Edison, New Jersey facility and moved its candle manufacturing operation to the Company's North Brunswick, New Jersey facility. This facility was subleased to a tenant on June 1, 1998, and subsequently the tenant filed for bankruptcy on February 11, 1999. The Company is in the process of either having the tenant affirm the lease or obtaining possession of the facility. The Company believes a settlement will be reached by the end of April 1999. If the Company obtains possession, it will attempt to sublease the facility to a new tenant.

        In August 1996, the Company purchased a 360,000 square foot facility located in Harrisonville, Missouri for the production and distribution of liquid and powder laundry products.

        In March 1997, the Company purchased a 650,000 square foot facility in North Brunswick, New Jersey, adjacent to the Company's existing facility. This facility was utilized as part of the Company's consolidation of its entire East Coast warehousing and distribution operation. As of December 31, 1998, this facility has a total of approximately 370,000-sq ft. leased to two tenants. This property is currently the subject of an Administrative Consent Order issued by the New Jersey Department of Environmental Protection (the "NJDEP"), relating to the remediation of certain hazardous wastes which were discharged onto the property by the seller. The seller has undertaken substantial remediation efforts to date to clear the property of these hazardous wastes and has posted a bond with the NJDEP to secure the costs to continue such cleanup activities. In addition, the seller has provided the Company with an undertaking to complete the cleanup of the property to the standards required by the NJDEP, and a complete indemnity against any claims or obligations to clean up the property which may be asserted against the Company and which arise from any hazardous wastes that existed on the property on the date the Company acquired the property. While the Company believes it has taken adequate steps to protect its interests, there can be no assurance that the Company will not incur costs in connection with environmental matters concerning the property.

        During June 1997, the Company exercised its purchase option, by the cancellation of a $2,250,000 promissory note, to acquire a 100,000 square foot powder plant facility located in Chicago. This facility provides the Company with most of its powder production requirements. As part of the transaction, the Company assumed a land lease upon which the Company's Chicago operations are located. The lease, which expires in 2080, provides for rent to be paid annually in the amount of $9,000 plus a variable amount adjusted for inflation for additional parking areas. The total rent paid for the year ended December 31, 1998 was approximately $9,000.

        For the fiscal year ended December 31, 1998, the Company recorded total rent expense and real estate taxes for all properties, excluding the Edison facility, of approximately $1.5 million, offset by income for rent and property taxes of approximately $500,000.

ITEM 3. LEGAL PROCEEDINGS

        On May 5, 1997, a securities class action lawsuit entitled Feldbaum v. USA Detergents, Inc., et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors, the Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc. et al., No. 97-2459, was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Since the Einhorn lawsuit was filed, twelve additional securities class action lawsuits were filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purported to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally alleged that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions asserted that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. In June and July 1997, the U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re USA Detergents, Inc. Securities Litigation, Master File No. 97-CV-2459 (MTB), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel.

        In December 1998, the Company finalized an agreement to settle for $10.0 million the consolidated stockholder class action. The Company's total cost under the agreement, including legal fees, after insurance and other participation, was approximately $3.3 million which was paid in November 1998. The Company recorded a charge in that amount during the second quarter of

1998. After notice to the class, the court, on December 14, 1998, granted final approval of the proposed settlement and dismissed the class actions.

            In connection with the quarterly and annual results of operations originally reported by the Company for certain fiscal quarters in 1996 and 1997 and the fiscal year ended December 31, 1996, the Company has received a formal request from the Securities and Exchange Commission (the "SEC") for the production of various documents and the testimony of certain current and former employees. The Company has been providing documentation and other materials to the SEC in response to the request, and the testimony of certain persons has been taken.

            On September 12, 1997, the Company became aware of a claim by North Brunswick Water, LLC and North Brunswick Township (collectively "NBWC") covering among other things, unpaid water and sewer charges. The initial amount of this claim was $5,000,000. NBWC also claimed that the Company was precluded under local ordinances from using wells on its site to draw water for production purposes. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and seeking injunctive relief to prevent NBWC from taking any steps to discontinue water and sewer service pending resolution of the claim. As a result of the institution of the litigation, the Company and NBWC entered into a Consent Order to prevent discontinuation of water and sewer service. Pursuant to the terms of this Consent Order, the Company has paid approximately $860,000 to NBWC since October 1997, subject to refund.

        On March 10, 1998, the Court entered an Order granting the Company's motion for partial summary judgement. The Court ruled that local ordinances did not preclude use of the wells for manufacturing purposes. This ruling was appealed to the Appellate Divison of Superior Court by the defendants.

        Since commencement of the litigation, the parties have engaged in substantive and detailed settlement discussions. On January 11, 1999, the parties agreed in principle upon a settlement, under which the Company will pay $40,000 to NBWC, which represents certain unpaid, contested sewer charges for 1998. In addition, the Company agreed to pay a total of $600,000 over three years plus simple interest at a rate of 5% in return for NBWC granting the Company a perpetual license at no additional costs to use the wells up to the full extent ultimately permitted by the NJDEP. The parties are currently in the process of finalizing the terms of a settlement agreement to reflect this arrangement.

        The Company is also involved in various routine legal proceedings of a nature it deems to be customary to a company of its size. The Company believes the ultimate disposition of these actions will not have a material adverse effect on its financial position and results of operations.

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


                                                        HIGH               LOW

FISCAL 1997
First Quarter..................................        $45.25            $20.38
Second Quarter.................................         24.75             10.00
Third Quarter..................................         14.88             10.75
Fourth Quarter.................................         12.50              7.63

FISCAL 1998
First Quarter..................................        $14.69             $7.75
Second Quarter.................................         17.94             12.25
Third Quarter..................................         17.25              6.25
Fourth Quarter.................................         12.25              6.00

FISCAL 1999
First Quarter (through March 18, 1999).........      $   6.56             $6.00

        The number of stockholders of record of the Common Stock on March 18, 1999 was 73. On March 18, 1999, the last reported sale price of the Common Stock as reported by The Nasdaq National Market was $6.56 per share.

SALES OF UNREGISTERED SECURITIES


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

        On February 25, 1998, in connection with the amendment of the terms of the Company's then-existing credit facility with PNC Bank, National Association ("PNC"), the Company issued to PNC a warrant to purchase 140,000 shares of Common Stock. The warrant is presently exercisable and has an exercise price of $12.15 per share, subject to certain anti-dilution adjustments. The warrant issued to PNC also provides for certain registration rights with respect to the shares acquired upon exercise of the warrant.

        On February 25, 1998, in connection with the amendment of the Company's then-existing credit facility with PNC, the Company issued to 101 Realty Associates, L.L.C. a warrant to purchase 98,524 shares of Common Stock. The warrant is presently exercisable and has an exercise price of $10.50 per share, subject to certain anti-dilution adjustments.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

DIVIDEND POLICY

        The Company has not paid dividends other than S Corporations distributions and does not anticipate paying any dividends in the foreseeable future. Certain of the Company's credit facilities contain restrictions on the Company's ability to declare and pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (IN THOUSANDS EXCEPT PER SHARE DATA)

        The following selected financial data are derived from the audited consolidated financial statements of the Company. No cash dividends, other than S Corporation distributions, were paid for any years presented.


                                                                  YEAR ENDED DECEMBER 31,
                                             ===============================================================
                                                 1994         1995       1996          1997         1998
                                                 ----         ----       ----          ----         ----
INCOME STATEMENT DATA:
Net sales..................................    $68,663    $104,878   $172,424      $227,269      $220,099
Cost of goods sold.........................     51,588      72,921    121,498       175,851       147,677
                                                ------      ------    -------       -------       -------
Gross profit                                    17,075      31,957     50,926        51,418        72,422
Selling, general and administrative
expenses...................................     12,182      22,232     43,878        70,336        62,109
Litigation settlement (1)..................          0           0          0             0         3,266
Restructuring costs (2)....................          0           0          0         2,379           730
                                                ------      ------    -------       -------       -------
Income/(loss) from operations                    4,893       9,725      7,048       (21,297)        6,317
Interest expense-net.......................        543         544        868         3,232         5,032
                                                ------      ------    -------       -------       -------
Income/(loss) before provision
(benefit) for income tax...................      4,350       9,181      6,180       (24,529)        1,285
Income tax provision/(benefit).............         83       2,156      2,473        (3,448)          137
                                                ------      ------    -------       -------       -------
Income/(loss) before extraordinary charge        4,267       7,025      3,707       (21,081)        1,148
Extraordinary charge ......................         --          --         --            --           282
                                                ------      ------     ------     ---------        ------
Net income/(loss)..........................     $4,267      $7,025     $3,707      $(21,081)      $   866
                                                ======      ======     ======     =========        ======
Basic income/(loss) per share before
  extraordinary charge ....................                            $ 0.27      $  (1.53)      $   .08
Extraordinary charge ......................                                --            --          (.02)
                                                                       ------     ---------         -----
Basic net income/(loss) per share..........                            $ 0.27      $  (1.53)      $   .06
                                                                       ======     =========         =====
Weighted average shares outstanding........                            13,589        13,789        13,823
                                                                       ======        ======        ======
Diluted income/(loss) per share
  before extraordinary charge .............                            $ 0.27      $  (1.53)      $   .08
Extraordinary charge ......................                                --            --          (.02)
                                                                       ------     ---------         -----
Diluted net income/(loss) per share........                            $ 0.27      $  (1.53)      $  0.06
                                                                       ======     =========        ======
Weighted average shares outstanding
and potential common shares ...............                            13,840        13,789        14,069
                                                                       ======        ======        ======

PRO FORMA INCOME STATEMENT
DATA(3):
Earnings before income tax as
Reported...................................    $ 4,350     $ 9,181

Pro forma income tax provision.............      1,689       3,756
                                                 -----       -----
Pro forma net income.......................    $ 2,661     $ 5,425
                                               =======     =======
Pro forma basic net income
per share..................................      $0.22       $0.43
                                                 =====       =====
Weighted average number of shares
outstanding................................     11,915      12,494
                                                ======      ======
Pro forma diluted net income
per share..................................      $0.22       $0.43
                                                 =====       =====
Weighted average number of shares
outstanding and dilutive options...........     11,915      12,553
                                                ======      ======

Working capital                                $ 5,154     $11,132    $35,283        $6,703        $2,496
Total assets                                    24,449      40,590     98,476       102,808        90,929
Short-term debt                                  3,860       7,320      5,819         2,501         3,334
Long-term debt                                   6,180       1,830     29,311        38,998        32,969
Stockholders' equity                             5,880      20,292     36,099        15,584        17,314


 (1) Litigation settlement includes the Company's total cost under the agreement to settle the consolidated stockholder class action, including legal fees. all such costs were expensed and paid in 1998.
 (2) Restructuring cost includes the cost of moving the Company's candle production line and inventory, the writeoff of related leasehold improvements and a provision for future lease expenses in connection with the shutdown of the Company's Edison, New Jersey facility.
 (3) Pro forma net income represents net income less a provision for income taxes that would have been required had the Company been taxed as a C corporation during the entire period presented. The Company elected to be treated as a Subchapter S corporation until August 10, 1995 (one day prior to the closing of the Company's Initial Public Offering (the "1995 IPO"), and, as a result, was not subject to federal and certain state income taxes prior to that time. No pro forma adjustments have been made for additional compensation expense paid to the existing stockholders of the Company who are officers of the Company associated with the termination of the Company's corporation status in connection with the 1995 IPO or for a reduction in interest expense relating to the assumed pay down of borrowings under the Company's then-existing working capital line of credit with the net proceeds of the 1995 IPO, because the net effect of such adjustments is not material. See Note 1 of "Notes to Consolidated Financial Statements" for the years ended December 31, 1996, 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain income statement data expressed as a percentage of net sales. Certain column totals set forth may not add due to rounding.

                                                     YEAR ENDED DECEMBER 31,

                                                    1996       1997       1998
                                                    ----       ----       ----
Net sales......................................    100.0%     100.0%     100.0%
Cost of goods sold.............................     70.5       77.4       67.1
                                                    ----       ----       ----
Gross profit...................................     29.5       22.6       32.9
Selling, general and administrative expenses...     25.4       31.0       28.2
                                                    ----       ----       ----
Income/(loss) from operations..................      4.1       (8.4)       4.7
Litigation settlement..........................      --         --         1.5
Restructuring costs............................      --         1.0        0.3
Interest expense-- net.........................      0.5        1.4        2.3
                                                     ---        ---        ---
Income/(loss) before income taxes..............      3.6      (10.8)       0.6
Extraordinary change ..........................      --         --         0.1
Net income (loss)..............................      2.2%      (9.3)%      0.4%
                                                    ====       ====       ====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

               Net sales for the year ended December 31, 1998 decreased 3.2% to $220.1 million from $227.3 million in the year ended December 31, 1997. The decrease was primarily due to a decrease in unit sales of household cleaners and air freshners offset by an increase in unit sales of liquid and powder laundry deteregents.

             Gross profit for the year ended December 31, 1998 increased 40.9% to $72.4 million from $51.4 million for the year ended December 31, 1997. Gross profit as a percentage of net sales increased to 32.9% for the year ended December 31, 1998 from 22.6% for the same period in 1997. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease of 8.1% in material costs due to more favorable pricing and manufacturing efficiencies, and to a lesser extent, by decreases as a percentage of net sales in distribution, manufacturing overhead, direct labor and facilities overhead costs, resulting from improved cost control measures.

         Selling, general and administrative expenses decreased 11.7% to $62.1 million for the year ended December 31, 1998 from $70.3 million for the year ended December 31, 1997. As a percentage of net sales, these expenses decreased to 28.2% for the year ended December 31, 1998 from 31.0% for the same period in 1997. The decrease as a percentage of net sales was primarily due to decreases of .6% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 1.7% in freight to customers and .7% in selling expenses, offset by an increase of .2% in general and administrative expenses.

        In 1998, the Company recorded $730,000 of restructuring charges relating to its future lease commitment (net of sublease income) and associated lease expenses for its Edison, New Jersey facility which was closed during the second quarter of 1997. See "Item 2. Properties."

         In December 1998, the Company settled for $10.0 million a consolidated stockholder class action lawsuit. The Company's total cost under the agreement, including legal fees, after insurance and other participation, was approximately $3.3 million, and the Company recorded a litigation settlement charge in that amount during the second quarter of 1998. This amount was paid in November 1998. On December 14, 1998, the Court granted final approval of the proposed settlement and dismissed the class action lawsuit. See "Item 3. Legal Proceedings."

         Interest and amortization of deferred financing costs-net increased to $5.0 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997, primarily as a result of higher average outstanding borrowings and the accelerated amortization of warrant and bank closing costs directly related to the Company's efforts to refinance its then existing credit facility. See - "Liquidity and Capital Resources-Bank Debt."

         Income tax provision for the year ended December 31, 1998 of $137,000 and the income tax benefit for the year ended December 31, 1997 of $3.4 million are based on actual tax computations for each of the periods. The difference between the effective rate and the statutory rate for 1998 relates primarily to the application of the allowable portion of the Company's net operating loss carry forward.

         The extraordinary charge of $282,000 relates to the writeoff of deferred financing costs related to the early extinguishment of the PNC debt.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales in the year ended December 31, 1997 increased 31.8% to $227.3 million from $172.4 million in the year ended December 31, 1996. The increase was primarily the result of an increase in unit sales of laundry products and scented candle air freshener products.

         Gross profit increased 1.0% to $51.4 million in the year ended December 31, 1997 from $50.9 million in the prior year. Gross profit decreased as a percentage of net sales to 22.6% in 1997 from 29.5% in the prior year. The decrease as a percentage of net sales was primarily attributable to an increase in material and labor costs of 3.2% and 0.7% of net sales, respectively, due to manufacturing inefficiencies caused by a high level of production line changeovers to meet customer demands, inefficient production runs during the start up and validation of new production lines, the writedown of raw materials and finished goods inventory associated with discontinued products in the second quarter, and sales of closeout products at reduced sales value. The decrease in gross profit as a percentage of net sales was also affected by additional costs of approximately 4.0% as a percentage of net sales relating to increased levels of warehouse, distribution and freightin costs associated with the expansion of the Company's business from a local singleplant operation to a multiplant national manufacturer. The decrease in gross profit as a percentage of net sales was partially offset by a 1.0% decrease in capitalized expenses. These unanticipated increased costs, which began in the latter part of 1996, continued to have a significant impact on the year ended December 31, 1997.

        Selling, general and administrative expenses increased 60.1% to $70.3 million in the year ended December 31, 1997 from $43.9 million for the prior year. As a percentage of net sales, these expenses increased to 31.0% in 1997 from 25.4% in the prior year. The increase as a percentage of net sales was primarily due to increases of 4.5% in marketing funds (coop advertising, promotional allowances and slotting amortization), 0.7% in freight to customers and 0.7% in professional fees, partially offset by a decrease in the provision for bad debts.

        In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at a cost of $2.4 million. These restructuring costs included the writeoff of leasehold improvements, a provision for a portion of the future lease commitment and associated lease expenses. All such costs were expended in 1997 except for approximately $377,000 for a provision for future rental and related lease expenses until the facility was re-leased. This facility was subleased to a tenant on June 1, 1998. The tenant subsequently filed for bankruptcy on February 11, 1999. The Company is in the process of either having the tenant affirm the lease or obtaining possession of the facility. If the Company obtains possession, it will attempt to sublease the facility to a new tenant. In 1998, the Company provided an additional $730,000 provision relating to the sublease.

        Interest and amortization of deferred financing costs -- net increased to $3.4 million in the year ended December 31, 1997 from $0.9 million in the prior year, primarily as a result of higher average outstanding borrowings and the accelerated amortization of bank closing costs related to the Company's prior credit facility.

        The income tax benefit for the year ended December 31, 1997 approximates 14.1% of the loss before benefit for income taxes, compared to a provision which approximates 40.0% of the earnings before provision for income taxes for the year ended December 31, 1996. This difference principally relates to a net operating loss carryforward of approximately $17,000,000 for which no benefit has been recognized.

SEASONALITY

        The Company has experienced, and may experience in the future, quartertoquarter fluctuations in its operating results. The Company's financial performance has been somewhat weaker in the fourth quarter than in other fiscal quarters, primarily as a result of promotionoriented retailers providing reduced or less desirable display space for the Company's laundry detergent products during the holiday shopping season. The Company expects that this trend will be somewhat mitigated as anticipated sales from supermarkets, which are less promotionoriented during the holiday shopping season, and the sales of the Company's Country Air Candles(R), which traditionally have stronger sales during the fourth quarter, increase as a percentage of total net sales. The timing and introduction of new products and other factors may also cause quarterly fluctuations in the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1998, the Company's working capital was $2.5 million compared to working capital of $6.7 million at December 31, 1997.

        Net cash provided by operating activities for the year ended December 31, 1998 was $10.3 million compared to $13.3 million in the prior year. The cash provided by operating activities in 1998 resulted primarily from depreciation and amortization of $11.9 million, a decrease in net accounts receivable of $4.4 million, a decrease in refundable income taxes of $3.9, a decrease in inventory of $1.4 million and income of .9 million, offset in part by a decrease in accounts payable and accrued expenses of $8.0 million and an increase in prepaid expenses and other current assets of $4.3 million.

        Net cash used in investing activities for the year ended December 31, 1998 was $4.8 million relating primarily to the acquisition and upgrades of production equipment and information systems. The Company anticipates that capital expenditures for 1999 will be approximately $5.0 million, which includes expenditures for continued enhancements to the Company's manufacturing, distribution and information systems.

        Net cash used in financing activities for the year ended December 31, 1998 was $7.4 million which resulted primarily from repayments to bank lenders of $7.7 million, an increase in deferred financing costs of $1.8 million, repayment of the Oracle purchase obligation of $1.4 million, and net repayments of the current portion of long-term debt of $1.2 million, offset in part by an increase in a note payable of $4.0 million and an increase in other current liabilities of $.5 million.

Bank Debt and Other Debt

          In December 1996, the Company entered into a credit facility with PNC Bank, National Association ("PNC") consisting of a $20,000,000 capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10,000,000 traditional revolving facility (the "December 1996 PNC Facility"). On December 31, 1996, the Company also obtained a 60-day $4,000,000 bridge loan which the Company repaid on March 3, 1997 with funds generated from working capital.

        On March 24, 1997, the Company obtained a commitment from PNC and a second lender (the "March PNC Commitment") to replace the December 1996 PNC Facility with a $55.0 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10.0 million bridge loan (the "Bridge Loan II") to acquire a distribution center in North Brunswick. The December 1996 PNC Facility and Bridge Loan II were secured by a substantial portion of the Company's assets. Based in part on the Company's performance in the first quarter of 1997, the $55.0 million March PNC Commitment was withdrawn.

        On February 25, 1998, the Company and PNC entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"), which waived all defaults under the December 1996 PNC Facility and Bridge Loan II. Under the amended agreement, the Company made a principal payment of $5.0 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35.0 million, was extended to January 4, 1999. Of the $5.0 million paid to PNC, $4.0 million was loaned to the Company by 101 Realty Associates, L.L.C. ("101 Realty"), at a rate of 9.5% per annum. 101 Realty is a New Jersey limited liability company owned by Uri Evan, the Company's Chairman and Chief Executive Office, Dinah Evan, Mr. Evan's wife, Daniel Bergman, a Director and beneficial owner of more than 5% of the Company's outstanding Common Stock, and Frederick
J. Horowitz, Mark Antebi and Joseph Cohen, each of whom is the benefical owner of more than 5% of the Company's outstanding Common Stock. The loan from 101 Realty was secured by a second mortgage on one of the Company's properties, subject to a first mortgage held by PNC in the amount of $5 million. Additionally, each of Messrs. Evan, Horowitz, Bergman, Cohen and Antebi jointly and severally guaranteed repayment of an additional $5 million of the Company's indebtedness to PNC.

        In connection with the transaction, PNC received a warrant to purchase 140,000 shares and 101 Realty received a warrant to purchase 98,524 shares of the Company's Common Stock. In conjunction with the issuance of the PNC warrant, the Company recognized, in the first quarter of 1998, a deferred charge of approximately $415,000, which was originally amortized over the period ending June 30, 1999. In connection with the issuance of 101 Realty warrant, the Company recognized a deferred charge of $335,000 in the first quarter of 1998. This charge was deferred and is being amortized over the period ending July 1999. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Sales of Unregistered Securities."

        On August 14, 1998, the Company entered into a Loan and Security Agreement (the "FINOVA Agreement") with a syndicate of lenders including FINOVA Capital Corporation ("FINOVA"), as agent for itself and other lenders, providing the Company with up to $48.5 million of available financing. The Agreement consists of a five-year revolving credit facility of up to $40.0 million, subject to availability based on eligible accounts receivable and inventory, and two five-year term loans aggregating $8.5 million. The revolving credit facility bears interest at a rate of prime plus .75% and on December 31, 1998, the rate was 8.5%. On December 31, 1998, net availability to the Company under the revolving credit facility was $4.8 million and the amount outstanding was $14.1 million.

        The first term loan in the amount of $6.4 million is repayable in 59 fixed monthly principal payments of $76,190 and a final principal payment of $1,904,767. This loan bears interest at a fixed rate of 9.33%. The second term loan in the amount of $2.1 million is repayable in 60 fixed monthly principal payments of $35,000. This loan bears interest at prime plus 2.0% and on

December 31, 1998, the rate was 9.75%. The aggregate amount outstanding on December 31, 1998, under both term loans was $8.2 million.

        The FINOVA Agreement contains various covenants which include, among other things, specified levels of debt to equity, current ratios, a minimum net worth and a minimum senior debt service coverage ratio. The FINOVA Agreement also prohibits the payment of dividends and the incurrence of new debt. Amounts outstanding under the FINOVA Agreement are secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries, except for certain real estate.

        Twenty-five million dollars of the initial proceeds from the FINOVA Agreement was used to pay down the Company's credit facility with PNC. In connection with this payment, the due date of the remaining $10.1 million of debt owed to PNC was extended until June 30, 1999, personal guarantees by certain stockholders of the Company aggregating $5.0 million were cancelled and the number of shares of Common Stock issuable to PNC pursuant to a previously issued warrant was fixed at the minimum level of approximately 140,000 shares, subject to certain anti-dilution provisions. The remaining $10.1 million of debt owed to PNC continued to be secured by certain real property owned by the Company and bore interest at a rate ranging from prime plus .75% to 2.0%. On December 31, 1998, the interest rate was 9.75%.

        On February 26, 1999, the Company refinanced its existing indebtedness by amending and restating the FINOVA Agreement to provide for an additional $14.5 million of financing. The $14.5 million of additional financing is to be repaid in monthly payments based upon a ten-year amortization schedule at prime plus 1.0% and along with all amounts outstanding under the existing credit facility, is due in September 2003. The Company used $10.1 million of the refinanced proceeds in order to pay off its remaining indebtedness to PNC. An additional $4.0 million of the proceeds were set aside for the repayment of the Company's indebtedness to 101 Realty over the next year, provided the Company meets certain working capital criteria and achieves specified profitability levels for fiscal 1998 and 1999. The FINOVA Agreement provides for the reserved funds to be used to pay down the $14.5 million of additional indebtedness to the extent that these conditions are not met for the repayment of the 101 Realty indebtedness. The increase in availability under the FINOVA Agreement required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

        During the year ended December 31, 1998, the Company recorded a $952,000 charge related to the write-off of expenses related to unamortized financing costs associated with the closing of the FINOVA Agreement, the early extinguishment of PNC debt and financing transactions which were never consummated. Approximately $282,000 of this charge, which relates to the early extinguishment of PNC debt, has been shown as an extraordinary charge in the accompanying consolidated statement of operations.

        The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. With the successful replacement of the Company's previous credit facility with PNC with permanent financing facilities from FINOVA, management believes that it will more adequately support ongoing operations, debt service and capital expenditure requirements. The Company's operating plan for 1999 includes continuing its cost control programs. Such programs have included such things as controlling temporary labor, additional automation of manufacturing facilities, further production rationalization, increased use of high speed fillers and cartoners and improved production planning and control.

EDA Loan

           As of December 31, 1997, the Company had a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA"). On September 3, 1998, as required by the FINOVA Agreement, the Company repaid $1,034,512 to the EDA, fully satisfying the Company's remaining obligation under the loan facility.

Oracle Purchase Obligation

            On May 29, 1997, the Company entered into an agreement with Oracle Credit Corporation ("Oracle") whereby the Company financed the purchase of a new accounting and information system. The purchase obligation was for approximately $1.6 million, payable in three equal annual payments to be made on July 1, 1997, 1998 and 1999 with interest at 10.1%. Pursuant to an agreement with an assignee of Oracle, the obligation was fully satisfied by the Company in 1998.

Stock Options

        During the year ended December 31, 1998, the Company obtained proceeds approximating $114,000 from the exercise of options to purchase 19,323 shares of Common Stock.

ENVIRONMENTAL REGULATION

        The Company is subject to various federal, state and local environmental laws and regulations, including those relating to wastewater discharge, air quality and the storage, handling and disposal of a variety of substances. Some of the chemicals used by the Company and stored at its manufacturing facility are materials regulated by federal or state environmental protection agencies. The Company maintains $6.0 million in annual aggregate and $3.0 million per claim of insurance coverage with an annual deductible of $50,000 for environmental liabilities.

YEAR 2000 COMPLIANCE

        The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 problem. As the Year 2000 approaches, such systems may be unable to accurately process certain datebased information. This section discusses the processes currently being implemented with respect to issues relating to the Year 2000.

Readiness

        The Company initiated its Year 2000 project in late 1996 with a complete review of all products, manufacturing facilities, information systems and the impact on the Company from customers and suppliers that may fail to deal with the issue. The Year 2000 issues that need to be addressed within the organization pertain to the Company's internal information systems that date stamp transactions. The conversion of all current applications, operating systems, databases, and EDI transactions with Year 2000 issues is expected to be completed by the end of the first quarter of 1999.

Products

        The Year 2000 issue with respect to the Company's product line is minimal since its products are not date sensitive and require no internal or external date tracking.

Manufacturing Facilities

        All existing pieces of machinery and equipment have been reviewed and examined and management believes that any Year 2000 issues with respect to such machinery and equipment will not affect production or delivery of the Company's products since the equipment is not date reliant and the movement of products is a manual process.

Information Systems

  Year 2000 issues with respect to information systems, have been addressed in six major areas:

I.      Operating Systems
II.     Databases
III.    Business Systems
IV.     Support Systems
V.      Backup Systems
VI.     Hardware Platforms

   The following discusses the status of each area:

Operating System

        The Company has been advised by its software vendors that all existing operating systems it uses, Novell 3.12, Windows NT, Unit 4.0D, and Windows 95, currently are Year 2000 compliant.

Databases

        The Company has been advised by its software vendors that all databases used by the Company's current systems and anticipated new systems are Year 2000 compliant.

Business Systems

        By the end of the 1st quarter of 1999 all existing business systems will be Year 2000 compliant. To date, virtually all of the applications have been converted in a test environment and will soon be placed into a production status.

Support Systems

        Support systems include all desktop applications. These applications have been upgraded to be Year 2000 compliant.

Backup Systems

        The Company has been advised by its software vendors that all applications currently used by the Company to backup business applications and databases are Year 2000 compliant.

Hardware Platforms

        The Company has been advised by its hardware vendors that all platforms running the systems and databases mentioned above are Year 2000 compliant.

Customers

        The Company has responded to all customers who have requested Year 2000 compliance information, plans, and due dates.

Suppliers

        The Company has contacted its major suppliers and has asked them to respond to questions concerning their ability to be Year 2000 compliant on a timely basis. The Company plans to monitor the information received in response to these inquiries on a continuous basis into the Year 2000. The final analysis of the responses, which is expected to be completed during the 1st quarter of 1999, will determine the need and extent for contingency planning.

Cost of Year 2000 Readiness

        Based on management's assessment of systems, the cost of addressing Year 2000 issues is not expected to have a material adverse impact on the Company's financial condition. To date, the Year 2000 conversion costs incurred are approximately $80,000, and should not exceed $100,000. (Conversion costs do not include funds spent by the Company on the purchase of its Oracle system, which would have been acquired irrespective of any Year 2000 issues).

Risk of the Company's Year 2000 Issues

        Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. There can be no assurance that the Company has, or will be able to identify, all aspects of its business that are subject to Year 2000 problems of its customers or suppliers. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is Year 2000 compliant, or that the Company's estimate of the costs of systems preparation for the Year 2000 will prove to be accurate. Should either the Company's internal systems or internal systems of one or more significant suppliers or customers fail to achieve Year 2000 compliance, or the Company's estimate of the costs of becoming Year 2000 compliant prove to be materially inaccurate, the Company's business and results of operations could be adversely affected.


INFLATION

        The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.

NEW FINANCIAL ACCOUNTING STANDARDS

         New Financial Accounting Standards --- During 1997, and in the first quarter of 1998, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pension and Other Postretirement Benefit Plans" (SFAS No. 132). The Company has adopted these standards in the fiscal year beginning January 1, 1998. The Company has not experienced any material effect from the adoption of these statements.

        In June, 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instrument and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designed as a hedge. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect any material effect from adoption of SFAS No. 133.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

        The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swap and/or similar instruments.

        The Company's carrying value of cash and cash equivalents, accounts payable, accrued expenses and taxes payable is a reasonable approximation of their fair value.

The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows (in thousands):


                                            December 31, 1997             December 31, 1998
                                            -----------------          -------------------------
                                        Carrying       Estimated       Carrying       Estimated
                                         Amount        Fair Value       Amount        Fair Value
                                         ------        ----------      -------        ----------
Assets:
Trade accounts receivable...........   $25,216         $24,349        $20,794         $19,683
Liabilities:
PNC revolving line of credit,
  Capital Expenditure Facility
  And Bridge Loan II ...............    39,998          39,998         10,081          10,081
FINOVA revolving line of
  Credit Facility, Term Loan A
  and Term Loan B ..................        --              --         22,222          22,222
101 Realty Associates
  Note Payable .....................        --              --          4,000           4,000
Economic Development
  Authority loan....................     1,501           1,501             --              --
Oracle Purchase
  Obligations ......................     1,367           1,367             --              --


The following methods and assumptions were used to estimate the fair value of the financial instruments presented above:

Trade accounts receivable and the Oracle purchase obligations -- The fair value of these receivables is assumed to equal their carrying value because of their short maturities less the customer allowance for doubtful accounts for trade accounts receivable.

Revolving Credit Line, Capital Expenditure Facility, Bridge Loan II, Term Loan A and Term Loan B -- Fair value is estimated by discounting the future stream of payments using the incremental borrowing rate of the Company, which represents its primary source of recourse financing.

Economic Development Authority Loan -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which no market quotes are available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See financial statements and supplementary data required pursuant to this Item beginning on page F-1 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained under the heading "Proposal No. 1 -- Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 12, 1999, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, is incorporated herein by reference. See "Business -- Executive Officers of the Registrant" in Item 1 of this Report on Form 10-K for information regarding the Company's executive officers.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the headings entitled "Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement is incorporated herein by reference.

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

               2. Financial Statement Schedule.

                  Schedule II - Valuation and Qualifying Accounts

               3. Exhibits

    EXHIBIT
    NUMBER                        DESCRIPTION OF EXHIBIT
    ------                        ----------------------
    3.1       Certificate of Incorporation. (1)
    3.2       Amended and Restated By-Laws of the Registrant. (5)
    4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of Common Stock of the Registrant. (1)
    4.2       Specimen Common Stock Certificate. (1)
    4.3 Form of Registration Rights Agreements between the Registrant, Frederick R. Adler and Blair Effron. (1)
    10.1 Lease Agreement dated January 15, 1993 between Maurice M. Weill, Trustee for GEEMAC Property, and the Registrant. (1)
    10.2 Supply Agreement dated November 29, 1994 between Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant. (1)
    10.3 Amendment No. 1 dated December 1995 to Supply Agreement, dated November 29, 1994, between Owens-Illinois Plastic Products Inc., Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant. (2) (confidentiality note)*
    10.4 Amended and Restated Employment Agreement with Uri Evan dated January 1996. (2)**
    10.5      Employment Agreement with Daniel Bergman.
    10.6      Forms of Employment Agreement with Frank Corella.

    EXHIBIT
    NUMBER                       DESCRIPTION OF EXHIBIT
    ------                       ----------------------
   10.7 Loan Agreement dated April 15, 1993 between the New Jersey Economic Development Authority and the Registrant. (1)
   10.8 Reimbursement Agreement dated April 15, 1993 between Banque Nationale de Paris, Houston Agency and the Registrant. (1)
   10.9 Security Agreement dated April 15, 1993 between the New Jersey Economic Development Authority and the Registrant. (1)
   10.10 Amended and Restated Loan Agreement dated February 25, 1998 between PNC Bank, N.A. and the Registrant.
   10.11      1995 Stock Option Plan. (1)**
   10.12      Stock Option Plan for Non-Employee Directors. (1)**
   10.13      Form of Directors and Officers Indemnity Agreement. (1)
   10.14 Lease Agreement dated January 26, 1996 between M&E Co. and the Registrant. (2)
   10.15 Purchase and Sale Agreement dated January 22, 1997 between The Okonite Company, Inc. and the Registrant. (3)
   10.16 Letter Agreement dated May 5, 1997 between the Registrant and Harold J. Macsata. (4)
   10.17 Letter Agreement dated April 14, 1997 between the Registrant and Mark Antebi. (4)
   10.18 Letter Agreement dated April 14, 1997 between the Registrant and Joseph Cohen. (4)
   10.19 Employment Agreement dated March 26, 1997 between the Registrant and Richard D. Coslow. (4)**
   10.20 Employment Agreement, dated July 31, 1997 between the Registrant and Guilio Perillo. (4)**
   10.21 Stock Purchase Agreement dated June 30, 1997 between the Registrant, Big Cloud Powder Corporation and Chicago Contract Powder Corporation. (4)
   10.22 Warrant dated February 25, 1998 issued by the Registrant to PNC Bank, N.A.5 10.23 Mortgage and Security Agreement dated February 25, 1998 between the Registrant and PNC Bank, N.A. (5)
   10.24 Letter Agreement dated February 25, 1998 between the Registrant and 101 Realty Associates, L.L.C. (5)
   10.25 Mortgage and Security Agreement dated February 25, 1998 between the Registrant and 101 Realty Associates, L.L.C. (5)

    EXHIBIT
    NUMBER                    DESCRIPTION OF EXHIBIT
    ------                    ----------------------

   10.26      Warrant dated December 26, 1997 issued by the Registrant to
              Frederick R. Adler. (5)
   10.27      Agreement dated December 26, 1997 between Frederick R. Adler and the Registrant. (5)
   10.28      Warrant dated April 30, 1998 issued by the Registrant to 101
              Realty Associates, L.L.C. (6)
   10.29      Amended and Restated Warrant dated August 14, 1998 issued by the
              Registrant to PNC Bank, N.A. (7)
   10.30      Second Amended and Restated Loan and Security Agreement dated
              August 14, 1998 between the Registrant and PNC Bank, N.A. (7)
   10.31      Loan and Security Agreement dated August 14, 1998 between the
              Registrant and a syndicate of lenders including FINOVA Capital
              Corporation as Agent for itself and other lenders. (7)
   10.32      Revolving Loan Note dated August 14, 1998 issued by the Registrant to FINOVA Capital Corporation. (7)
   10.33      Term Loan A Note dated August 14, 1998 issued by the Registrant to FINOVA Capital Corporation. (7)
   10.34      Term Loan B Note dated August 14, 1998 issued by the Registrant to FINOVA Capital Corporation. (7)
   10.35      Agency Agreement dated August 14, 1998 between the Registrant to
              FINOVA Capital Corporation, First Source Financial LLP, Merrill
              Lynch Business Financial Services, Inc. and Foothill Capital
              Corporation. (7)
   21         Subsidiaries of the Company. (5)
   23         Consent of Deloitte & Touche LLP.
   27         Financial Data Schedule.


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

     5. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference.

     6. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which exhibit is incorporated herein by reference.

     7. Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE

Independent Auditors' Reports                                              F-2

Consolidated Balance Sheets at December 31, 1997                           F-3
and 1998

Consolidated Statements of Operations for the years                        F-4
ended December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows for the                              F-5
years ended December 31, 1996, 1997 and 1998

Consolidated Statements of Stockholders' Equity                            F-6
for the years ended December 31, 1996, 1997 and 1998

Notes to Consolidated Financial Statements for the                         F-7
years ended December 31, 1996, 1997 and 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of USA Detergents, Inc.:

We have audited the accompanying consolidated balance sheets of USA Detergents, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USA Detergents, Inc. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

New York, New York
March 9, 1999

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                      1997              1998
                                                                      ----              ----
Current assets:
Cash                                                                 $ 1,848          $      -
Accounts receivable, net of customer allowances and doubtful accounts of $867 and $1,111 at December 31, 1997 and
      1998, respectively                                              24,349            19,683
Inventories                                                           16,033            14,668
Refundable income taxes                                                7,120             3,221
Prepaid expenses and other current assets                              4,398             4,591
                                                                -------------     -------------

        Total current assets                                          53,748            42,163

Property and equipment - net                                          45,672            45,245
Restricted funds                                                         275                 -
Deferred financing costs                                                 567             1,376
Other non-current assets                                               2,546             2,145

                                                                -------------     -------------
        Total assets                                               $ 102,808          $ 90,929
                                                                =============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                                    $ 2,501           $ 3,334
Cash overdraft                                                             -               476
Accounts payable                                                      29,880            22,670
Accrued expenses                                                      13,259            12,457
Other current liabilities                                              1,405               730
                                                                -------------     -------------

        Total current liabilities                                     47,045            39,667

Long-term debt - net of current portion                               38,998            32,969
Other non-current liabilities                                              -                90
Deferred rent payable                                                  1,181               889
                                                                -------------     -------------

        Total liabilities                                             87,224            73,615
                                                                -------------     -------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock-no par value; authorized 1,000,000
    shares, none issued                                                    -                 -
Common stock-$.01 par value; authorized 30,000,000 shares, issued and outstanding 13,806,279 and 13,825,602 shares at
    December 31, 1997 and 1998, respectively                             138               138
Additional paid-in capital                                            28,336            29,200
Deficit                                                              (12,715)          (11,849)
Note receivable from shareholder                                        (175)             (175)
                                                                -------------     -------------

        Total stockholders' equity                                    15,584            17,314
                                                                -------------     -------------

        Total liabilities and stockholders' equity                 $ 102,808          $ 90,929
                                                                =============     =============


                       See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)


                                                            1996          1997           1998
                                                            ----          ----           ----
Net sales                                                  $ 172,424     $ 227,269      $ 220,099

Cost of goods sold                                           121,498       175,851        147,677
                                                        ------------- -------------  -------------

Gross profit                                                  50,926        51,418         72,422
                                                        ------------- -------------  -------------

Selling, general and administrative                           43,878        70,336         62,109
Restructuring costs                                                -         2,379            730
Litigation settlement                                              -             -          3,266
                                                        ------------- -------------  -------------
                                                              43,878        72,715         66,105
                                                        ------------- -------------  -------------

Income/(loss) from operations                                  7,048       (21,297)         6,317

Interest and amortization of deferred financing
 costs - net                                                     868         3,232          5,032
                                                        ------------- -------------  -------------

Income/(loss) before provision/(benefit) for
 income taxes                                                  6,180       (24,529)         1,285
Provision/(benefit) for income taxes                           2,473        (3,448)           137
                                                        ------------- -------------  -------------
Income/(loss) before extraordinary charge                      3,707       (21,081)         1,148
Extraordinary charge                                              --            --            282
                                                        ------------- -------------  -------------
Net income/(loss)                                            $ 3,707     $ (21,081)        $  866
                                                        ============= =============  =============
Basic income/(loss) per share before extraordinary
   charge                                                    $   .27         (1.53)        $  .08
Extraordinary charge                                              --            --           (.02)
                                                        ------------- -------------  -------------
Basic net income/(loss) per share                              $ .27       $ (1.53)         $ .06
                                                        ============= =============  =============
Weighted average shares outstanding                           13,589        13,789         13,823
                                                        ============= =============  =============
Diluted income/(loss) per share before extraordinary
  charge                                                       $ .27       $ (1.53)         $ .08
Extraordinary charge                                              --            --           (.02)
                                                        ------------- -------------  -------------
Diluted net income/(loss) per share                            $ .27       $ (1.53)         $ .06
                                                        ============= =============  =============
Weighted average shares outstanding and potential
  common shares                                               13,840        13,789         14,069
                                                        ============= =============  =============

                 See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)


                                                                                      1996              1997                 1998
                                                                                      ----              ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss)                                                              $ 3,707          $ (21,081)             $  866
   Adjustments to reconcile net income/(loss) to net
     cash (used in)/provided by operating activities:
   Depreciation                                                                     2,235              4,223               5,259
   Amortization of deferred financing costs                                             -                490               1,818
   Amortization of slotting                                                         6,556              4,149               4,081
   Other amortization                                                                 232                578                 692
   Change in the provision for customer allowances and doubtful accounts            1,073               (482)                244
   Change in deferred rent                                                             80               (103)               (127)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
   (Increase)/decrease in accounts receivable                                     (13,118)             3,456               4,422
   (Increase)/decrease in inventories                                             (19,395)            11,795               1,365
   Increase in prepaid expenses and other current assets                           (7,607)            (4,492)             (4,274)
   Increase in other non-current assets                                            (2,545)              (124)               (360)
   Increase in cash overdraft                                                           -                  -                 476
   Increase/(decrease) in accounts payable and accrued expenses                    16,274             17,911              (8,012)
   (Increase)/decrease in refundable income taxes                                  (4,255)            (2,865)              3,899
   Decrease in deferred tax asset                                                      96                534                   -
   Decrease in deferred tax liability                                                (255)              (735)                  -
                                                                                -----------       -----------      --------------

     Net cash (used in)/provided by operating activities                          (16,922)            13,254              10,349
                                                                                -----------       -----------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (18,846)           (20,862)             (4,832)
                                                                                -----------       -----------      --------------

     Net cash used in investing activities                                        (18,846)           (20,862)             (4,832)
                                                                                -----------       -----------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current portion of long-term debt                               (305)              (305)             (1,226)
   Net proceeds from/(repayments to) credit facilities                             26,322              6,674              (7,695)
   Increase in note payable                                                             -                  -               4,000
   Increase in other current liabilities                                                -                 38                 527
   Increase in/(repayments of) Oracle purchase obligation                               -              1,367              (1,367)
   Increase in deferred financing costs                                                 -             (1,057)             (1,808)
   (Decrease)/increase in other non-current liabilities                               (37)                 -                  90
   Net proceeds from exercise of options                                              364                366                 114
   Net proceeds from sale of common shares                                         11,736                  -                   -
                                                                                -----------       -----------      --------------
     Net cash provided by/(used in) financing activities                           38,080              7,083              (7,365)
                                                                                -----------       -----------      --------------

Net increase/(decrease) in cash                                                     2,312               (525)             (1,848)

Cash at beginning of period                                                            61              2,373               1,848
                                                                                -----------       -----------      --------------

Cash at December 31,                                                              $ 2,373            $ 1,848             $     -
                                                                                ===========       ===========      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR OPERATING ACTIVITIES:
   Interest paid                                                                    $ 834            $ 2,738             $ 3,388
                                                                                ===========       ===========      ==============
   Income taxes paid                                                              $ 7,059              $ 263               $ 113
                                                                                ===========       ===========      ==============
   Income tax refunds received                                                        $ -              $ 645             $ 3,956
                                                                                ===========       ===========      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR INVESTING AND FINANCING ACTIVITIES:
   Value of warrants issued in connection with bank and related
     party financings                                                                 $ -              $ 375               $ 750
                                                                                ===========       ===========      ==============
   Exercise of purchase option to acquire a plant facility by cancellation
     of note                                                                          $ -             $2,250               $   -
                                                                                ===========       ===========      ==============

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                         Note
                                  Preferred Stock     Common Stock             Additional                Receivable     Total
                                  ---------------     ------------             Paid-in      Retained     from         Stockholders'
                                 Shares   Amount      Shares       Amount      Capital      Earnings     Shareholder     Equity
                                 -------  -------   ------------   -------    ----------   ----------    ---------     ----------
BALANCE, December 31, 1995            -      $ -     13,392,372     $ 134      $ 15,499      $ 4,659          $ -       $ 20,292

    Net income                                                                                 3,707                       3,707

    Stock options exercised                              60,198         1           363                                      364

    Proceeds from secondary
      public offering                                   300,000         3        11,733                                   11,736
                                 -------  -------   ------------   -------    ----------   ----------    ---------     ----------

BALANCE, December 31, 1996            -        -     13,752,570        138       27,595        8,366            -         36,099

    Net loss                                                                                 (21,081)                    (21,081)

    Warrant issued in connection
      with consulting agreement                                                     375                      (175)           200

    Stock options exercised                              53,709         -           366                                      366
                                 -------  -------   ------------   -------    ----------   ----------    ---------    ----------

BALANCE, December 31, 1997            -        -     13,806,279        138       28,336      (12,715)        (175)        15,584

    Net income                                                                                   866                         866

    Warrants issued in connection
      with financing agreements                                                     750                                      750

    Stock options exercised                              19,323         -           114                                      114
                                 -------  -------   ------------   -------    ----------   ----------    ---------     ----------

BALANCE, December 31, 1998            -      $ -     13,825,602     $ 138      $ 29,200     $(11,849)      $ (175)      $ 17,314
                                 =======  =======   ============   =======    ==========   ==========    =========     ==========

                See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   USA Detergents, Inc. (the "Company") manufactures and markets nationally distributed value brand laundry and household cleaning products. The Company operates in one industry segment and its products are sold to customers principally in the United States.

   Basis of Presentation -- The accompanying Financial Statements include the accounts of the Company and its whollyowned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

   Inventories -- Inventories are stated at the lower of cost, determined by using the first-in, first-out method, or market. The Company periodically reviews inventory for slow moving or obsolete items. Such items are written down to net realizable value and have not been material for any period presented.

   Slotting fees -- The Company incurs certain costs in connection with placing its products. These costs are known in the trade as "slotting fees." The fees over a certain amount are amortized by the Company over a one year period from the date incurred. Deferred slotting fees are included in prepaid expenses and other current assets.

   Concentration of Credit Risk -- The financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

   Long-Lived Assets -- Financial Accounting Standards Board Statement
Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that the Company review long-lived assets for impairment whenever events or changes in circumstances indicate the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less that the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was indicated as of December 31, 1997 and 1998.

   Depreciation and Amortization -- Depreciation of property and equipment is provided for by using the straightline method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for by the straightline method over the lease term.

   Trademark and Deferred Loan -- Costs Other assets include trademark costs, which are being amortized using the straightline method over a period of 10 years, and loan closing costs, which are being amortized over the life of the loan.

   Income Taxes -- Deferred taxes on income are provided to reflect the tax effect of temporary differences between the financial reporting and tax basis of assets and liabilities. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for tax purposes, straightlining of step rentals, tax loss carryovers and differences in the timing of the deductibility of certain expenses between income tax and financial reporting. The Company records valuation allowances based on management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

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

The carrying amounts and estimated fair values of financial instruments at the end of the respective years are summarized as follows (in thousands):


                                             December 31, 1997             December 31, 1998
                                             -----------------             -----------------
                                        Carrying       Estimated        Carrying       Estimated
                                         Amount        Fair Value        Amount       Fair Value
                                         ------        ----------        ------       ----------
Assets:
Trade accounts receivable....           $25,216         $24,349        $20,794         $19,683
Liabilities:
PNC revolving line of credit,
  Capital Expenditure Facility
  And Bridge Loan II ........            39,998          39,998         10,081          10,081
FINOVA revolving line of
  Credit Facility, Term Loan A
  and Term Loan B ...........               ---             ---         22,222          22,222
101 Realty Associates
  Note Payable ..............               ---             ---          4,000           4,000
Economic Development
  Authority loan.............             1,501           1,501            ---             ---
Oracle Purchase
  Obligations ...............             1,367           1,367            ---             ---

The following methods and assumptions were used to estimate the fair value of the financial instruments presented above:

Trade accounts receivable and the Oracle purchase obligation -- The fair value of these receivables and payables is assumed to equal their carrying value because of their short maturities less the customer allowance for doubtful accounts for trade accounts receivable.

Revolving Credit Line, Capital Expenditure Facility, Bridge Loan II, Term Loan A and Term Loan B -- Fair value is estimated by discounting the future stream of payments using the incremental borrowing rate of the Company, which represents its primary source of recourse financing.

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

   Basic and Diluted Net Income (Loss) per Share --- The Company has adopted the provisions of Statement of Financial Accounting Standard No. 128 "Earnings per share" (the "Statement"). The Statement establishes standards for computing and presenting net income (loss) per share and applies to entities with publicly held common stock or potential common stock such as employee stock options. The Statement presents basic net income (loss) per share and also requires, among other things, dual presentation of basic and diluted net income (loss) per share for all entities with complex capital structures. Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive potential common shares which will result from the exercise of stock options or warrants.

The following is a reconciliation of the weighted average shares used in the computations of basic and dilutive net income/(loss) per share (in thousands):



                                                          1996              1997              1998
                                                          ----              ----              ----
Weighted average common shares outstanding
used for basic net income/(loss) per share              13,589            13,789            13,823

Dilutive stock options and warrants                        251               ---               246
                                                          ----             -----             -----

Weighted average common shares outstanding
used for dilutive  net income/(loss) per share          13,840            13,789            14,069
                                                        ======            ======            ======


For 1997, 121,054 options have been excluded from the computation of dilutive net loss per share because the impact would be antidilutive.



   New Financial Accounting Standards --- During 1997, and in the first quarter of 1998, the Financial Accounting Standards Board issued the following accounting standards: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pension and other Post retirement Benefit Plans" (SFAS No. 132). The Company had adopted these standards in the fiscal year beginning January 1, 1998. The Company has not experienced any material effect from the adoption of these statements.

    In June, 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instrument and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designated as a hedge. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not expect any material effect from adoption of SFAS No. 133.

2. INVENTORIES

        Inventories consist of the following:

                                                DECEMBER 31,
                                                ------------
                                           1997              1998
                                           ----              ----
                                               (in thousands)

Raw material.............................  $8,767            $8,830

Finished goods...........................   7,950             6,665
                                         --------           -------
                                          $16,717           $15,495
Less: reserve for absolescence ..........     684               827
                                         --------           -------
                                          $16,033           $14,668
                                         ========           =======

3. PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consists of the following:


                                                DECEMBER 31,
                                                ------------                   ESTIMATED
                                           1997              1998              USEFUL LIFE
                                           ----              ----              -----------
                                               (in thousands)
Machinery and equipment.................. $29,725           $33,003          6 to 10 years
Furniture and fixtures...................   3,182             3,624          3 to 7 years
Leasehold improvements...................   8,107             8,895          Term of lease
Construction in progress.................   2,253             2,578
Land.....................................   3,833             3,833
Building.................................   7,424             7,424            25 years
                                            -----            ------
                                           54,524            59,357

Less accumulated depreciation and
amortization.............................   8,852            14,112
                                         --------         ---------
                                          $45,672           $45,245
                                          =======           =======


Depreciation expense amounted to $2,235, $4,223 and $5,259 for the years ended December 31, 1996, 1997 and 1998, respectively.

4. DEBT

        At December 31, 1998 and 1997, Debt consists of:

                                                           1997         1998
                                                           ----         ----
PNC Bridge Loan II (i)                                  $10,000      $10,000
PNC Capital Expenditure Facility (i)                     20,000           81
PNC Revolving Credit Facility (i)                         9,998           --
FINOVA Revolving Credit Facility (ii)                       --        14,055
FINOVA Term Loan A (ii)                                     --         6,172
FINOVA Term Loan B (ii)                                     --         1,995
101 Realty Associates Note Payable(ii)                      --         4,000
New Jersey EDA loan (ii)                                  1,501           --
                                                       --------     ---------
                                                         41,499       36,303
Less amount due in one year                               2,501        3,334
                                                       --------     ---------
                                                        $38,998      $32,969
                                                       ========     =========


Annual maturities of bank and other long-term debt, are as follows:

                                                           1999       $3,334
                                                           2000        3,335
                                                           2001        1,334
                                                           2002        1,335
                                                           2003       26,965
                                                                     -------
                                                                     $36,303
                                                                     =======

(i) Bank Debt

    In December 1996, the Company entered into a credit facility with PNC Bank, National Association ("PNC") consisting of a $20,000,000 capital expenditure facility for the purchase of capital assets and/or leasehold improvements and a $10,000,000 traditional revolving facility (the "December 1996 PNC Facility"). On December 31, 1996, the Company also obtained a 60-day $4,000,000 bridge loan which the Company repaid on March 3, 1997 with funds generated from working capital.

    On March 24, 1997, the Company obtained a commitment from PNC and a second lender (the "March PNC Commitment") to replace the December 1996 PNC Facility with a $55.0 million credit facility. In conjunction with this commitment, PNC extended to the Company a $10.0 million bridge loan (the "Bridge Loan II") to acquire a distribution center in North Brunswick. The December 1996 PNC Facility and Bridge Loan II were secured by a substantial portion of the Company's assets. Based in part on the Company's performance in the first quarter of 1997, the $55.0 million March PNC Commitment was withdrawn.

    On February 25, 1998, the Company and PNC entered into an amended and restated Loan and Security Agreement (the "February 1998 PNC Facility"), which waived all defaults under the December 1996 PNC Facility and Bridge Loan II. Under the amended agreement, the Company made a principal payment of $5.0 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the principal indebtedness, approximately $35.0 million, was extended to January 4, 1999. Of the $5.0 million paid to PNC, $4.0 million was loaned to the Company by 101 Realty Associates, L.L.C. ("101 Realty"), at a rate of 9.5% per annum. 101 Realty is a New Jersey limited liability company owned by Uri Evan, the Company's Chairman and Chief Executive Office, Dinah Evan, Mr. Evan's wife, Daniel Bergman, a Director and beneficial owner of more than 5% of the Company's outstanding Common Stock, and Frederick
J. Horowitz, Mark Antebi and Joseph Cohen, each of whom is the benefical owner of more than 5% of the Company's outstanding Common Stock. The loan from 101 Realty was secured by a second mortgage on one of the Company's properties, subject to a first mortgage held by PNC in the amount of $5 million. Additionally, each of Messrs. Evan, Horowitz, Bergman, Cohen and Antebi jointly and severally guaranteed repayment of an additional $5 million of the Company's indebtedness to PNC.

    In connection with the transaction, PNC received a warrant to purchase 140,000 shares and 101 Realty received a warrant to purchase 98,524 shares of the Company's Common Stock. In conjunction with the issuance of the PNC warrant, the Company recognized, in the first quarter of 1998, a deferred charge of approximately $415,000, which was originally amortized over the period ending June 30, 1999. In connection with the issuance of the 101 Realty warrant, the Company recognized a deferred charge of $335,000 in the first quarter of 1998. This charge was deferred and is being amortized over the period ending July 1999.

    On August 14, 1998, the Company entered into a Loan and Security Agreement (the "FINOVA Agreement") with a syndicate of lenders including FINOVA Capital Corporation ("FINOVA"), as agent for itself and other lenders, providing the Company with up to $48.5 million of available financing. The Agreement consists of a five-year revolving credit facility of up to $40.0 million, subject to availability based on eligible accounts receivable and inventory, and two five-year term loans aggregating $8.5 million. The revolving credit facility bears interest at a rate of prime plus .75% and on December 31, 1998, the rate was 8.5%. On December 31, 1998, net availability to the Company under the revolving credit facility was $4.8 million and the amount outstanding was $14.1 million.

    The first term loan in the amount of $6.4 million is repayable in 59 fixed monthly principal payments of $76,190 and a final principal payment of $1,904,767. This loan bears interest at a fixed rate of 9.33%. The second term loan in the amount of $2.1 million is repayable in 60 fixed monthly principal payments of $35,000. This loan bears interest at prime plus 2.0% and on December 31, 1998, the rate was 9.75%. The aggregate amount outstanding on December 31, 1998, under both term loans was $8.2 million.

    The FINOVA Agreement contains various covenants which include, among other things, specified levels of debt to equity, current ratios, a minimum net worth and a minimum senior debt service coverage ratio. The FINOVA Agreement also prohibits the payment of dividends and the incurrence of new debt. Amounts outstanding under the FINOVA Agreement are secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries, except for certain real estate.

    Twenty-five million dollars of the initial proceeds from the FINOVA Agreement was used to pay down the Company's credit facility with PNC. In connection with this payment, the due date of the remaining $10.1 million of debt owed to PNC was extended until June 30, 1999, personal guarantees by certain stockholders of the Company aggregating $5.0 million were cancelled and the number of shares of Common Stock issuable to PNC pursuant to a previously issued warrant was fixed at the minimum level of approximately 140,000 shares, subject to certain anti-dilution provisions. The remaining $10.1 million of debt owed to PNC continued to be secured by certain real property owned by the Company and bore interest at a rate ranging from prime plus .75% to 2.0%. On December 31, 1998, the interest rate was 9.75%.

    On February 26, 1999, the Company refinanced its existing indebtedness by amending and restating the FINOVA Agreement to provide for an additional $14.5 million of financing. The $14.5 million of additional financing is to be repaid in monthly payments based upon a ten-year amortization schedule at prime plus 1.0% and, along with all amounts outstanding under the existing credit facility, is due in September 2003. The Company used $10.1 million of the refinanced proceeds in order to pay off its remaining indebtedness to PNC. An additional $4.0 million of the proceeds were set aside for the repayment of the Company's indebtedness to 101 Realty over the next year, provided the Company meets certain working capital criteria and achieves specified profitability levels for fiscal 1998 and 1999. The FINOVA Agreement provides for the reserved funds to be used to pay down the $14.5 million of additional indebtedness to the extent that these conditions are not met for the repayment of the 101 Realty indebtedness. The increase in availability under the FINOVA Agreement required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

    During the year ended December 31, 1998, the Company recorded a $952,000 charge related to the write-off of expenses related to unamortized financing costs associated with the closing of the FINOVA Agreement, the early extinguishment of PNC debt and financing transactions which were never consummated. Approximately $282,000 of this charge, which relates to the early extinguishment of PNC debt, has been shown as an extraordinary charge in the accompanying consolidated statement of operations.

    The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. With the successful replacement of the Company's previous credit facility with PNC with permanent financing facilities from FINOVA, management believes that it will more adequately support ongoing operations, debt service and capital expenditure requirements. The Company's operating plan for 1999 includes continuing its cost control programs. Such programs have included such things as controlling temporary labor, additional automation of manufacturing facilities, further production rationalization, increased use of high speed fillers and cartoners and improved production planning and control.

(ii)EDA Loan

    As of December 31, 1997, the Company also had a loan facility of $2.75 million from the New Jersey Economic Development Authority (the "EDA Loan"). As of December 31, 1997, the Company used approximately $2.5 million of the EDA Loan for purchases of machinery and equipment and improvements to the Company's North Brunswick manufacturing facility. The remaining funds were restricted for the duration of the EDA Loan. The EDA Loan was payable in monthly installments of approximately $26,000 through November 1, 2002. Interest on the EDA Loan was payable at a variable rate (4.15% at December 31, 1997). As a result of several factors, including those relating to the Company's historical financial performance, amounts owed under the EDA Loan, at the option of the issuing lender thereunder, may have been declared immediately due and payable, however the Lender never did. For this reason, obligation had been classified as current in the December 31, 1997 balance sheet. On September 3, 1998, as required by the Finova Agreement, the Company repaid $1,034,512 to the New Jersey Economic Development Authority, fully satisfying the Company's remaining obligation to that entity.

Oracle Purchase Obligation

    On May 29, 1997, the Company entered into an agreement with Oracle Credit Corporation whereby the Company financed the purchase of a new accounting and information system. The purchase obligation was for approximately $1.6 million, payable in three equal annual payments to be made on July 1, 1997, 1998 and 1999 with interest at 10.1%. On August 20, 1997, the agreement was assigned to Sanwa Business Credit Corporation. During 1997, the Company defaulted under the agreement due to its inability to make timely payments. Accordingly, the entire unpaid obligation had been classified as current and is included in other current liabilities on the Company's December 31, 1997 balance sheet. On September 30, 1998, the Company paid $18,466 to Sanwa Business Credit Corporation ("SBCC"), representing the last payment required to be made under the April 16, 1998 forbearance agreement between the Company and SBCC. This payment fully satisfied the Company's remaining obligation to SBCC.

5. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

    On May 5, 1997, a securities class action lawsuit entitled Feldbaum v. USA Detergents, Inc., et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors, the Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc. et al., No. 97-2459, was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Since the Einhorn lawsuit was filed, twelve additional securities class action lawsuits were filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purported to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally alleged that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions asserted that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. In June and July 1997, the U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re USA Detergents, Inc. Securities Litigation, Master File No. 97-CV-2459 (MTB), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel.

    In December 1998, the Company finalized an agreement to settle for $10.0 million the consolidated stockholder class action. The Company's total cost under the agreement, including legal fees, after insurance and other participation, was approximately $3.3 million which was paid in November 1998. The Company recorded a charge in that amount during the second quarter of 1998. After notice to the class, the court, on December 14, 1998 granted final approval of the proposed settlement and dismissed the class actions.

    In connection with the quarterly and annual results of operations originally reported by the Company for certain fiscal quarters in 1996 and 1997 and the fiscal year ended December 31, 1996, the Company has received a formal request from the Securities and Exchange Commission (the "SEC") for the production of various documents and the testimony of certain current and former employees. The Company has been providing documentation and other materials to the SEC in response to the request, and the testimony of certain persons has been taken.

    On September 12, 1997, the Company became aware of a claim by North Brunswick Water, LLC and North Brunswick Township (collectively "NBWC") covering among other things, unpaid water and sewer charges. The initial amount of this claim was $5,000,000. NBWC also claimed that the Company was precluded under local ordinances from using wells on its site to draw water for production purposes. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and seeking injunctive relief to prevent NBWC from taking any steps to discontinue water and sewer service pending resolution of the claim. As a result of the institution of the litigation, the Company and NBWC entered into a Consent Order to prevent discontinuation of water and sewer service. Pursuant to the terms of this Consent Order, the Company has paid approximately $860,000 to NBWC since October 1997, subject to refund.

    On March 10, 1998, the Court entered an Order granting the Company's motion for partial summary judgement. The Court ruled that local ordinances did not preclude use of the wells for manufacturing purposes. This ruling was appealed to the Appellate Divison of Superior Court by the defendants.

    Since commencement of the litigation, the parties have engaged in substantive and detailed settlement discussions. On January 11, 1999, the parties agreed in principle upon a settlement, under which the Company will pay $40,000 to NBWC, which represents certain unpaid, contested sewer charges for 1998. In addition, the Company agreed to pay a total of $600,000 over three years plus simple interest at a rate of 5% in return for NBWC granting the Company a perpetual license at no additional costs to use the wells up to the full extent ultimately permitted by the NJDEP. The parties are currently in the process of finalizing the terms of a settlement agreement to reflect this arrangement.

    The Company is also involved in various routine legal proceedings of a nature it deems to be customary to a company of its size. The Company believes the ultimate disposition of these actions will not have a material adverse effect on its financial position and results of operations.

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

Leases

    The Company is committed under various operating leases which expire at varying dates through the year 2004. Aggregate minimum future lease payments, exclusive of payments for real estate taxes and operating costs, are as follows (in thousands):

               YEAR ENDING
               DECEMBER 31,
               ------------

               1999.............................  $ 3,218
               2000.............................    2,481
               2001.............................    1,646
               2002.............................    1,373
               2003.............................    1,297
               Thereafter.......................       90
                                                  -------
                                                  $10,105
                                                  =======

    Net rent expense charged to operations amounted to $2,882,000, $3,165,000 and $3,030,000 for the years ended December 31, 1996, 1997 and 1998, respectively, including real estate taxes and operating escalations.

    Rent expense recognized annually differs from actual rent paid as a result of free rent periods and escalations in base rent provided in the leases. Accordingly, the Company has recorded deferred rent of $1,219,000 and $1,091,000 at December 31, 1997 and 1998, respectively. This amount is being amortized by the straightline method over the life of the lease.

Servicing Agreement

    Substantially all of the bottles, closures and labels used by the Company during 1998 at its manufacturing facilities were purchased from Owens Illinois Plastics Products Inc., Owens Illinois Closure Inc., and Owens Illinois Labels, Inc. (collectively referred to as "Owens"). Effective January 1, 1999, the Company and Owens agreed in principle to amend its current agreement that expires December 31, 2003. The monthly payment of $1,317,566 is subject to maximum annual increases of 2%, which will be applied against the purchase price of packaging materials. The agreement provides for the vendor to commit exclusive use of certain machines for the production of packaging material for the Company.

Profit Sharing Plan

    The Company had a profit sharing plan in 1996 and 1997, which was based on the amount by which the Company's operating gross margin (the "OGM"), as defined in a fiscal year, exceeded ten percent. If the Company's OGM exceeded ten percent, a percentage of that excess was placed in a bonus pool based on a predetermined formula provided that the total amount available for distribution was only based on annual gross sales up to $200 million. Fiftytwo percent of the bonus pool was allocated for distribution to senior executives. Of the remainder of the bonus pool, no participant was able to receive a distribution greater than 50% of his or her base salary. Amounts not allocated for distribution under the bonus pool would not be distributed. For the years ended December 31, 1996 and 1997, approximately $410,000 and $0 respectively, was distributed under the plan.

    In 1998, the Company replaced the OGM Plan with a bonus plan for certain employees based on the level of operating income achieved excluding restructuring and litigation settlement charges. If the Company's 1998 operating income, as defined, achieved 85% or greater of a predetermined amount, a bonus could be distributed based upon a predetermined formula. For the year ended December 31, 1998, approximately $415,000 was distributed under the plan.

401-K Plan

    The Company has a qualified 401-K retirement plan (the "Plan") that covers substantially all employees of the Company. During 1998, the Company made matching contributions of approximately $60,000 and minimal amounts in the prior years. The Company has the option of changing the matching contribution each year, and the right to amend, modify or terminate the Plan.

Employment Agreements

    The Company is obligated under various employment agreements expiring in 2000. As of December 31, 1998, the minimum future annual amounts payable under these agreements are as follows (in thousands):

                  DECEMBER 31, 1998
                  -----------------
     1999           $   648
     2000                65
                    -------
                    $   713
                    =======

Related Party  Transactions

    On December 26, 1997, the Company granted a warrant to purchase 350,000 shares of Common Stock to Frederick R. Adler, a director of the Company, in consideration for the sum of $175,000 and investment banking services to be rendered by Mr. Adler during the three year period commencing January 1, 1998. The warrant is exercisable beginning December 2000 or, if earlier, upon the occurrence of an "Accelerating Event" as defined in the warrant, at an exercise price of $7.875 per share of Common Stock (the market price of the Common Stock on the grant date). The Company valued the warrant at approximately $375,000, the amount specified by an independent banking and valuation firm engaged by the Company. The value of the warrant, net of consideration to be received, was deferred and is being amortized over the three year consulting period.

    The Company's Chief Executive Officer, Chairman of the Board, and a principal stockholder of the Company, was also a director, officer and stockholder of American Value Brands Inc. ("AVB") and another director and principal stockholder of the Company, was also a director and stockholder of AVB.

    Purchases made by AVB amounted to $1,506, $45,430 and $0 for the years ended December 31, 1996, 1997 and 1998 respectively.

    The Company, during the year ended December 31, 1997, incurred rental expenses of approximately $90,000 for the use of a portion of AVB's warehouse. In 1998, the Company did not utilize this warehouse. At December 31, 1997, the net amount payable by the Company to AVB was $24,388. At December 31, 1998 the amount due from or to AVB was $0.

    In 1998, the Company signed a consulting agreement with one of its shareholders for $75,000. The agreement states that the shareholder will assist the Company in two transactions. A portion of the fee, $25,000 was paid in advance during 1998, while the remaining amount will only be paid if and when the transactions are completed.

Tax Examination

    The Internal Revenue Service is currently examining the Company's 1996 amended federal income tax return. To date, management has not been notified of any proposed adjustment. Management believes that any adjustment which results from this examination, if any, will not have a material impact on the Company's results of operations or financial condition.

Restructuring Costs

    In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at an estimated cost of $2.4 million. These restructuring costs, which were expensed in 1997 included the write-off of leasehold improvements, a provision for a portion of the future lease commitment and associated lease expenses. On June 1, 1998 this facility was subleased to a tenant who subsequently filed for bankruptcy on February 11, 1999. If the Company obtains possession, it will attempt to sublease this facility to a new tenant, thereby eliminating or substantially reducing the remaining lease obligation. In 1998, the Company provided an additional $730,000 provision relating to the sublease. At December 31, 1998, the remaining accrual for restructuring costs approximated $616,000.

Environmental Regulation

    The Company is subject to various federal, state and local environmental laws and regulations, including those relating to wastewater discharge, air quality and the storage, handling and disposal of a variety of substances. Some of the chemicals used by the Company and stored at its manufacturing facility are materials regulated by federal or state environmental protection agencies. The Company maintains $6,000,000 in the annual aggregate and $3,000,000 per claim with an annual deductible of $50,000 of insurance coverage for environmental liabilities.

New Facilities

    On March 31, 1997, the Company purchased a 650,000 square foot distribution facility in North Brunswick, New Jersey, adjacent to the Company's existing facility for a purchase price of $7,200,000. Subsequent thereto, the Company consolidated its entire East Coast warehousing and distribution operation at this new facility. The purchase was funded by an increase in the Company's credit facility.

    During June 1997, the Company exercised its purchase option, by the cancellation of a $2,250,000 promissory note, to acquire a powder plant facility located in Chicago. This facility provides the Company with a majority of its entire powder production requirements. As part of the transaction, the Company assumed a land lease upon which the Company's Chicago operations are located. The lease, which expires in 2080, provides for rent to be paid annually in the amount of $1,000 plus a variable amount adjusted for inflation. The total rent paid for each of the years ended December 31, 1997 and 1998 was approximately $9,000.

6. INCOME TAXES

   Components of income taxes are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                   -----------------------
                                              1996          1997          1998
                                              ----          ----          ----
        Current:                                       (IN THOUSANDS)
          Federal........................    $2,319       $(3,524)         $130
          State and local................       393           277             7
          Deferred.......................      (159)         (201)            0
                                             -------         -----      -------
                                             $2,473       $(3,448)       $  137
                                             ======       ========        =====

Temporary differences which give rise to deferred tax liabilities and assets at December 31, 1997 and 1998 are as follows:


                                                          DECEMBER 31,
                                                       1997          1998
                                                       ----          ----

                                                         (IN THOUSANDS)
Deferred tax liabilities
     Depreciation                                  $(2,359)      $(3,947)
                                                   --------      --------

Deferred tax assets:

     Straight-lining of step rental increases           471           422
     Allowance for bad debts                          1,651           429
     Net operating loss carryover                     5,716         6,110
     Alternative Minimum Tax Credit                      --           312
     Inventory capitalization                           291           297
     Miscellaneous                                       38         1,349
     Restructuring reserve                               --           420
     Bonus Accrual                                       --           182
                                                   --------      --------
                                                      8,167         9,521
                                                   --------      --------

Net deferred tax assets:                             $5,808        $5,574
Valuation allowance                                  (5,808)       (5,574)
                                                    -------       -------
Net deferred tax asset                              $     0        $    0
                                                    =======       =======

A reconciliation of income taxes at the Federal statutory rate to amounts provided is as follows:


                                                            DECEMBER 31,
                                                   1996         1997           1998
                                                   ----         ----           ----
                                                          (IN THOUSANDS)
Tax provision computed at statutory rate         $2,101     $(8,426)           $341
State and local income taxes net of federal
   tax effect                                       206        (950)              4
Valuation allowance                                  --       5,808            (462)
Permanent differences and other--net                166         120             254
                                                 ------     -------         -------
                                                 $2,473     $(3,448)        $   137
                                                 ======     ========        =======

    At December 31, 1998 the Company had operating loss carryovers for tax purposes approximating $14.6 million which expire in 2013.

7. SIGNIFICANT CUSTOMERS AND SUPPLIERS AND INFORMATION ABOUT PRODUCTS

    The Company's largest customer, WalMart, accounted for 17.0%, 12.4% and 10.8% of sales, respectively, in 1996, 1997 and 1998. No other customer of the Company accounted for more than 10.0% of the Company's net sales. As is customary in the industry, the Company does not have longterm contracts with its customers.

    Certain chemicals, packaging materials and manufacturing equipment used in connection with the manufacture of the Company's products as well as certain finished products sold by the Company are obtained from a sole or a limited group of suppliers and subcontractors. The Company's reliance on a sole supplier or limited groups of suppliers and subcontractors involves several risks, including increased risk of inability to obtain adequate supplies, and reduced control over pricing and timely delivery. Although the timeliness, quality and pricing of deliveries from the Company's suppliers have been acceptable to date and the Company believes that additional sources of supply are generally available, there can be no assurance that supplies will be available on an acceptable basis or that delays in obtaining new suppliers, particularly of plastic bottles, will not have an adverse effect on the Company.

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

    On January 18, 1996, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend to holders of record of the Company's Common Stock at the close of business on January 30, 1996 and paid February 9, 1996. Shares outstanding and per share amounts have been retroactively adjusted to reflect the threefortwo stock split.

    In June 1996, the Company completed an additional public offering of 300,000 shares of Common Stock which provided net proceeds to the Company of approximately $11,736,000.

    1995 Stock Option Plan -- Effective in August 1995, the Company adopted the USA Detergents, Inc. 1995 Stock Option Plan (the "1995 Plan"), pursuant to which options to acquire an aggregate of 388,935 shares of Common Stock were available for grant to key employees and consultants of the Company or any of its subsidiaries. In July 1997, the maximum number of shares of Common Stock authorized to be granted under the 1995 Plan was increased to 1,000,000. The 1995 Plan authorizes the Board to issue incentive stock options ("ISO's"), as defined in Section 422A(b) of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("NonISO's"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or any subsidiary ("10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each NonISO may not be less than the par value of the Common Stock. Generally, options will vest over a three to five year period and may not be exercised after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Shareholder) of their grant. Options may not be transferred during the lifetime of an option holder. No stock options may be granted under the 1995 Plan after 2005.

    Non-Employee Directors' Plan. -- Effective in August 1995, the Company adopted a Stock Option Plan for NonEmployee Directors (the "Directors' Plan"), pursuant to which options to acquire an aggregate of 75,000 shares of Common Stock may be granted to nonemployee directors. The Directors' Plan provides for the automatic grant to each of the Company's nonemployee directors of (1) an option to purchase 4,500 shares of Common Stock on the later of the date of such director's initial election or appointment to the Board of Directors or the date of adoption of the Directors' Plan, and (2) an option to purchase 4,500 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on that anniversary date a nonemployee director. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a tenyear term and become exercisable in four equal quarterly installments commencing on the date which is three months after the date of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors' Plan). The options may be exercised by payment in cash, check or shares of Common Stock.

    In December 1993, the Company granted an option to an executive covering 119,145 shares of common stock exercisable in four annual installments beginning December 31, 1995. This option is exercisable at $2.00 per share. Through December 31, 1998, 69,145 shares have been purchased pursuant to the exercise of this option.

        Activity in the 1995 Plan and the Directors' Plan since inception is as follows:

                                                                    WEIGHTED
                                              NUMBER OF          AVERAGE PRICE
                                               OPTIONS             PER SHARE
                                              ---------          -------------

Options outstanding, December 31, 1995         257,295                 6.23

Granted in 1996.........................       128,600                16.92

Canceled.................................       (8,625)                9.67

Exercised................................      (99,557)                4.49
                                              --------

Options outstanding, December 31, 1996         277,713                11.69

Granted in 1997..........................      394,662                12.79

Canceled.................................     (264,737)               16.33

Exercised................................       24,298)               11.72
                                              --------

Options outstanding, December 31, 1997         401,340                 9.92

Granted in 1998..........................      278,950                 9.55

Canceled.................................      (87,463)               11.76

Exercised................................      (19,323)                5.87
                                              --------

Options outstanding, December 31, 1998         573,504                 9.60
                                               =======


As of December 31, 1998, options outstanding and options exercisable consist of the following:

                       NUMBER OF                          NUMBER OF
                        OPTIONS           EXERCISE        OPTIONS
   GRANT DATE         OUTSTANDING         PRICE           EXERCISABLE
   ----------         -----------         -----           -----------
   Dec-93                40,427         $   2.00            40,427
   Aug-95                50,926             9.67            50,926
   Aug-95                 4,500            12.67             4,500
   Jan-96                12,627            15.75             6,514
   Feb-96                 9,000             9.67             3,000
   Feb-96                 4,500            11.92             4,500
   Aug-96                13,500            31.50            13,500
   Mar-97                   375            21.50                93
   Aug-97                13,500            13.25            13,500
   Sep-97                   500             8.69               125
   Sep-97                 2,218            11.69               998
   Dec-97               159,188             8.69            42,554
   Jan-98                20,712             7.81                --
   Jan-98                   750             8.69                --
   Jan-98                 2,000             7.88                --
   Jan-98                 1,000             9.88                --
   Jan-98               218,031             9.50                --
   Jan-98                 2,750             9.00                --
   Apr-98                 5,000            14.38                --
   Apr-98                 4,500            14.00             1,125
   Aug-98                 3,000             8.00                --
   Aug-98                 4,500            13.50                --
                        -------                            -------
                        573,504                            181,762
                        =======                            =======

    As of December 31, 1998, there were 358,318 options available for future grant under the Plans and 181,762 outstanding options were exercisable.

    During the year ended December 31, 1998, the Company obtained proceeds approximating $114,000 from the exercise of 19,323 stock options.

    The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of the fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded additional aggregate compensation expense of approximately $1,141,000 in 1998, $973,000 in 1997 and $1,841,000 in 1996 which would be expensed over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 4.5%-6.0%, expected life of 3 years and expected volatility of 48.85%-59.46%. Dividends are assumed to be zero. The pro forma impact of following the provisions of FASB Statement No. 123 on the Company's net income (loss) and net income (loss) per share would be as follows:


                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                  1996        1997        1998

                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)                   -   as reported                $3,707   $(21,081)        $ 866
                                                                   ======   =========        =====

                                    -   pro forma                  $3,281   $(21,914)        $(275)
                                                                   ======   =========        =====

Basic net income (loss) per share   -   as reported              $    .27  $   (1.53)        $ .06
                                                                 ========  ==========        =====

                                    -   pro forma                $    .24  $   (1.59)        $(.02)
                                                                 ========  ==========        =====


Diluted net income (loss) per share -   as reported              $    .27  $   (1.53)        $ .06
                                                                 ========  ==========        =====

                                    -   pro forma                $    .24  $   (1.59)        $(.02)
                                                                 ========  ==========        =====



For 1998, approximately 246,000 options have been excluded from the pro forma computation of diluted net loss per share because the impact would be antidilutive.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      USA DETERGENTS, INC.

Dated:  March 29, 1999                By: /s/ Uri Evan
                                          -----------------------------------
                                            Name:     Uri Evan
                                            Title:    Chairman and Chief
                                                      Executive Officer


               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                             Title                                Date
---------                             -----                                ----
/s/ Uri Evan                          Chief Executive Officer and          March 29, 1999
--------------------------            Chairman of the Board of Directors
    Uri Evan

/s/ Richard D. Coslow                 Chief Financial Officer (Principal   March 29, 1999
--------------------------            Financial Officer and Principal
    Richard D. Coslow                 Accounting Officer)

/s/ Daniel Bergman                    Vice President and Secretary         March 29, 1999
--------------------------
    Daniel Bergman

/s/ Frederick R. Adler                Director                             March 29, 1999
--------------------------
    Frederick R. Adler

/s/ Richard A. Mandell                Director                             March 29, 1999
--------------------------
    Richard A. Mandell

/s/ Christopher D. Illick             Director                             March 29, 1999
--------------------------
    Christopher D. Illick



                            USA DETERGENTS, INC. AND SUBSIDIARIES

                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (000'S)


                                                    ADDITIONS
                                  BALANCE AT         CHARGED          DEDUCTIONS
                                  BEGINNING         TO PROFIT                           BALANCE AT
         DESCRIPTION               OF PERIOD         AND LOSS            (A)          END OF PERIOD
         -----------               ---------         --------            ---          -------------
ALLOWANCE FOR DOUBTFUL
ACCOUNTS:

Year ended December 31, 1996        $   276         $ 1,421           $  348           $ 1,349
Year ended December 31, 1997        $ 1,349         $   475           $  957           $   867
Year ended December 31, 1998        $   867         $   540           $  296           $ 1,111


 (A) Represents write-offs of uncollectible accounts receivable.

   EXHIBIT
   NUMBER          DESCRIPTION OF EXHIBITS
-----------        -----------------------
    3.1       Certificate of Incorporation. (1)

    3.2       Amended and Restated By-Laws of the Registrant. (5)

    4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the Registrant defining the rights of holders of Common Stock of the Registrant. (1)
    4.2       Specimen Common Stock Certificate. (1)

    4.3 Form of Registration Rights Agreements between the Registrant, Frederick R. Adler and Blair Effron. (1)
    10.1 Lease Agreement dated January 15, 1993 between Maurice M. Weill, Trustee for GEEMAC Property, and the Registrant. (1)
    10.2 Supply Agreement dated November 29, 1994 between Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant. (1)
    10.3 Amendment No. 1 dated December 1995 to Supply Agreement, dated November 29, 1994, between Owens-Illinois Plastic Products Inc., Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant. (2) (confidentiality note)*
    10.4 Amended and Restated Employment Agreement with Uri Evan dated January 1996. (2)**
    10.5      Employment Agreement with Daniel Bergman.
    10.6      Forms of Employment Agreement with Frank Corella.
    10.7 Loan Agreement dated April 15, 1993 between the New Jersey Economic Development Authority and the Registrant. (1)
    10.8 Reimbursement Agreement dated April 15, 1993 between Banque Nationale de Paris, Houston Agency and the Registrant. (1)
    10.9 Security Agreement dated April 15, 1993 between the New Jersey Economic Development Authority and the Registrant. (1)

   10.10 Amended and Restated Loan Agreement dated February 25, 1998 between PNC Bank, N.A. and the Registrant.
   10.11      1995 Stock Option Plan.(1)**
   10.12      Stock Option Plan for Non-Employee Directors.(1)**
   10.13      Form of Directors and Officers Indemnity Agreement.(1)
   10.14 Lease Agreement dated January 26, 1996 between M&E Co. and the Registrant.(2)
   10.15 Purchase and Sale Agreement dated January 22, 1997 between The Okonite Company, Inc. and the Registrant.(3)
   10.16 Letter Agreement dated May 5, 1997 between the Registrant and Harold J. Macsata.(4)
   10.17 Letter Agreement dated April 14, 1997 between the Registrant and Mark Antebi.(4)
   10.18 Letter Agreement dated April 14, 1997 between the Registrant and Joseph Cohen.(4)
   10.19 Employment Agreement dated March 26, 1997 between the Registrant and Richard D. Coslow.(4)**
   10.20 Employment Agreement, dated July 31, 1997 between the Registrant and Guilio Perillo.(4)**
   10.21 Stock Purchase Agreement dated June 30, 1997 between the Registrant, Big Cloud Powder Corporation and Chicago Contract Powder Corporation.(4)
   10.22 Warrant dated February 25, 1998 issued by the Registrant to PNC Bank, N.A.5 10.23 Mortgage and Security Agreement dated February 25, 1998 between the Registrant and PNC Bank, N.A.(5)
   10.24 Letter Agreement dated February 25, 1998 between the Registrant and 101 Realty Associates, L.L.C.(5)
   10.25 Mortgage and Security Agreement dated February 25, 1998 between the Registrant and 101 Realty Associates, L.L.C.(5)
   10.26 Warrant dated December 26, 1997 issued by the Registrant to Frederick R. Adler.(5)
   10.27 Agreement dated December 26, 1997 between Frederick R. Adler and the Registrant.(5)
   10.28 Warrant dated April 30, 1998 issued by the Registrant to 101 Realty Associates, L.L.C.(6)
   10.29 Amended and Restated Warrant dated August 14, 1998 issued by the Registrant to PNC Bank, N.A.(7)
   10.30 Second Amended and Restated Loan and Security Agreement dated August 14, 1998 between the Registrant and PNC Bank, N.A.(7)
   10.31 Loan and Security Agreement dated August 14, 1998 between the Registrant and a syndicate of lenders including FINOVA Capital Corporation as Agent for itself and other lenders.(7)
   10.32 Revolving Loan Note dated August 14, 1998 issued by the Registrant to FINOVA Capital Corporation.(7)
   10.33 Term Loan A Note dated August 14, 1998 issued by the Registrant to FINOVA Capital Corporation.(7)

   10.34      Term Loan B Note dated August 14, 1998 issued by the  Registrant to FINOVA Capital Corporation.(7)
   10.35      Agency Agreement dated August 14, 1998 between the Registrant to
              FINOVA Capital Corporation, First Source Financial LLP, Merrill
              Lynch Business Financial Services, Inc. and Foothill Capital
              Corporation.(7)
   21         Subsidiaries of the Company.(5)
   23         Consent of Deloitte & Touche LLP.
   27         Financial Data Schedule.

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

  4. Previously filed as an exhibit to the Company's Annual Report on Form 10-Q for the quarter ended June 30, 1997, which exhibit is incorporated herein by reference.

  5. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which exhibit is incorporated herein by reference.

  6. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, which exhibit is incorporated herein by reference.

  7. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.