Form 10-Q
period 1999-03-31
USA DETERGENTS INC
filed 1999-05-13
CIK 946816

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20509

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1999.

                                       OR
                                       --

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .............. to ..............

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


                       -----------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Stock         No. of Shares Outstanding              Date
     --------------         -------------------------              ----
         Common                     13,825,602                  May 5, 1999

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                       March 31,   December 31,
                                                                         1999          1998
                                                                         ----          ----
Current assets:
Cash                                                                   $   2,055    $      --
Restricted funds                                                           2,002           --
Accounts receivable, net of customer allowances and doubtful accounts of $1,064 and $1,111 at March 31, 1999 and
   December 31, 1998, respectively                                        20,038       19,683
Inventories                                                               14,982       14,668
Refundable income taxes                                                    3,216        3,221
Prepaid expenses and other current assets                                  4,435        4,591
                                                                       ---------    ---------
      Total current assets                                                46,728       42,163

Property and equipment - net                                              44,888       45,245
Restricted funds                                                           2,000          -
Deferred financing costs                                                   1,551        1,376
Other non-current assets                                                   2,001        2,145
                                                                       ---------    ---------
      Total assets                                                     $  97,168    $  90,929
                                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                                      $   5,534    $   3,334
Cash overdraft                                                                --          476
Accounts payable                                                          19,643       22,670
Accrued expenses                                                          14,100       12,457
Other current liabilities                                                    559          730
                                                                       ---------    ---------
      Total current liabilities                                           39,836       39,667

Long-term debt - net of current portion                                   37,992       32,969
Other non-current liabilities                                                 90           90
Deferred rent payable                                                        834          889
                                                                       ---------    ---------
      Total liabilities                                                   78,752       73,615
                                                                       ---------    ---------
Commitments and Contingencies
Stockholders' equity:
Preferred stock-no par value; authorized 1,000,000
   shares, none issued                                                        --           --
Common stock - $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,825,602 shares at March 31, 1999 and
   December 31, 1998                                                         138          138
Additional paid-in capital                                                29,200       29,200
Deficit                                                                  (10,747)     (11,849)
Note receivable from shareholder                                            (175)        (175)
                                                                       ---------    ---------
      Total stockholders' equity                                          18,416       17,314
                                                                       ---------    ---------
      Total liabilities and stockholders' equity                       $  97,168    $  90,929
                                                                       =========    =========

                 See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT NET INCOME PER SHARE INFORMATION)

                                                             Three months
                                                            ended March 31,
                                                        ----------------------
                                                          1999          1998
                                                        --------      --------
Net sales                                               $ 59,390      $ 56,678

Cost of goods sold                                        39,041        39,977
                                                        --------      --------
Gross profit                                              20,349        16,701

Selling, general and administrative                       18,039        14,434
                                                        --------      --------
Income from operations                                     2,310         2,267

Interest and amortization of deferred
  financing costs - net                                    1,086           903
                                                        --------      --------
Income before provision for income taxes                   1,224         1,364
Provision for income taxes                                    58            21
                                                        --------      --------
Income before extraordinary charge                         1,166         1,343
Extraordinary charge                                          64            --
                                                        --------      --------
Net income                                              $  1,102      $  1,343
                                                        ========      ========

Basic income per share before extraordinary charge      $    .08      $    .10
Extraordinary charge                                          --            --
                                                        --------      --------
Basic net income per share                              $    .08      $    .10
                                                        ========      ========
Weighted average shares outstanding                       13,826        13,814
                                                        ========      ========
Diluted income per share before extraordinary charge    $    .08      $    .10
Extraordinary charge                                          --            --
                                                        --------      --------
Diluted net income per share                            $    .08      $    .10
                                                        ========      ========
Weighted average shares outstanding and common share
  equivalents                                             13,862        14,060
                                                        ========      ========

                 See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31,1999, AND 1998
                                 (IN THOUSANDS)

                                                                     1999         1998
                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  1,102     $  1,343
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation                                                       1,436        1,228
   Amortization of deferred financing costs                             228          121
   Amortization of slotting                                             678        1,264
   Other amortization                                                   149          157
   Change in the provision for customer allowances
     and doubtful accounts                                              (47)         124
   Change in deferred rent                                              (39)         (16)
Changes in operating assets and liabilities:
   Increase in accounts receivable                                     (308)        (181)
   (Increase)/decrease in inventories                                  (314)       1,994
   Increase in prepaid expenses and other current assets               (522)      (1,027)
   (Increase)/decrease in other non-current assets                      (22)           5
   Decrease in cash overdraft                                          (476)          --
   Decrease in accounts payable and accrued expenses                 (1,385)      (1,717)
   Decrease in refundable income taxes                                    5           59
                                                                   --------     --------
      Net cash provided by operating activities                         485        3,354
                                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (1,079)        (591)
                                                                   --------     --------
      Net cash used in investing activities                          (1,079)        (591)
                                                                   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current portion of long-term debt                   --          (77)
   Net proceeds from/(repayments to) credit facilities                7,223       (5,000)
   Increase in restricted funds                                      (4,002)          --
   Increase in note payable                                              --        4,000
   Decrease in other current liabilities                               (186)          --
   Repayments of Oracle purchase obligation                              --         (420)
   Increase in deferred financing costs                                (386)        (303)
   Net proceeds from exercise of options                                 --          110
                                                                   --------     --------
      Net cash provided by/(used in) financing activities             2,649       (1,690)
                                                                   --------     --------
Net increase in cash                                                  2,055        1,073

Cash at beginning of period                                               0        1,848
                                                                   --------     --------
Cash at March 31,                                                  $  2,055     $  2,921
                                                                   ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR OPERATING ACTIVITIES:
   Interest paid                                                   $    823     $    735
                                                                   ========     ========
   Income taxes paid                                               $    128     $     21
                                                                   ========     ========
   Income tax refunds received                                     $     83     $     60
                                                                   ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR FINANCING ACTIVITIES:
   Value of warrants issued in connection with bank and
     related party financings                                      $     --     $    750
                                                                   ========     ========

                 See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures made are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1998 Form 10-K.

    Reclassification - Certain reclassifications have been made to prior period amounts to conform with the presentation for the current period.

NOTE 2 - DEBT

    On February 26, 1999, the Company refinanced its existing indebtedness with FINOVA Capital Corporation to provide for an additional $14.5 million of financing. The $14.5 million of additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule at prime plus 1.0%. The increased amount is due, along with all amounts outstanding under the previously existing FINOVA credit facility, in September 2003. The Company used $10.1 million of the additional proceeds to pay off its remaining indebtedness to PNC Bank, N.A. An additional $4.0 million of the proceeds was set aside for the repayment of the Company's indebtedness to 101 Realty Associates, LLC ("101 Realty") over the following year, provided the Company meets certain working capital criteria and achieves specified profitability levels for fiscal 1998 and 1999. As a result of meeting the requirements for fiscal 1998, in May 1999 $2.0 million of the 101 Realty debt was repaid to 101 Realty from the $4.0 million set aside. The Company's agreement with FINOVA provides for the remaining reserved funds to be applied to the repayment of amounts owed to FINOVA, to the extent that the conditions for fiscal 1999 are not met for the repayment of the 101 Realty debt. The increase in availability under the refinanced FINOVA credit facility required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

    The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. With the successful replacement of the Company's previous credit facility with PNC Bank with permanent financing facilities from FINOVA, management believes the Company's present credit facility will more adequately support ongoing operations, debt service and capital expenditure requirements. The Company's operating plan for 1999 includes continuing its cost control programs. Such programs have included controlling temporary labor, additional automation of manufacturing facilities, further production rationalization, increased use of high speed fillers and cartoners and improved production planning and control.

NOTE 3 - LEGAL PROCEEDINGS

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

    On March 10, 1998, the Court entered an Order granting the Company's motion for partial summary judgment. The Court ruled that local ordinances did not preclude use of the wells for manufacturing purposes. This ruling was appealed to the Appellate Division of Superior Court by the defendants.

    Since commencement of the litigation, the parties have engaged in substantive and detailed settlement discussions. On January 11, 1999, the parties agreed in principle upon a settlement, under which the Company will pay $40,000 to NBWC, which represents certain unpaid, contested sewer charges for 1998. In addition, the Company agreed to pay a total of $600,000 over three years plus simple interest at a rate of 5% in return for NBWC granting the Company a perpetual license at no additional costs to use the wells up to the full extent ultimately permitted by the New Jersey Department of Environmental Protection (NJDEP). The parties are currently in the process of finalizing the terms of a settlement agreement to reflect this arrangement.

    The Company is also involved in various routine legal proceedings of a nature it deems to be customary to a company its size. The Company believes the ultimate disposition of these actions will not have a material adverse effect on its business, financial condition or results of operations.

NOTE 4 - NET INCOME PER SHARE

    Basic net income per share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per share also includes Common Stock equivalents that are dilutive. Common Stock equivalents have been included in the computation of diluted net income per share since the impact is dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

    Net sales for the three months ended March 31, 1999 increased 4.8% to $59.4 million from $56.7 million for the three months ended March 31, 1998. The increase was primarily the result of an increase in unit sales of liquid laundry products.

    Gross profit for the three months ended March 31, 1999 increased 21.8% to $20.3 million from $16.7 million for the three months ended March 31, 1998. Gross profit as a percentage of net sales increased to 34.3% for the three months ended March 31, 1999 from 29.5% for the same period in 1998. The increase in gross profit as a percentage of net sales was primarily attributable to a decrease of 3.5% in materials costs due to more favorable pricing and manufacturing efficiencies, a decrease of 1.0% in manufacturing overhead and a decrease of 1.0% in distribution overhead, offset in part by an increase as a percentage of net sales of 0.6% in direct labor and facilities overhead costs.

    Selling, general and administrative expenses increased 25.0% to $18.0 million in the three months ended March 31, 1999 from $14.4 million for the three months ended March 31, 1998. As a percentage of net sales, these expenses increased to 30.4% for the three months ended March 31, 1999 from 25.5% for the same period in 1998. The increase as a percentage of net sales was primarily due to an increase of 3.5% in marketing funds (co-op advertising, promotional allowances and slotting amortization), an increase in salaries of 1.3%, an increase in consulting fees of 0.4% and an increase in commissions of 0.3%. These increases were offset in part by a decrease as a percentage of net sales of 0.4% in bad debt expenses.

    Interest and amortization of deferred financing costs (net) increased to $1.1 million for the three months ended March 31, 1999 from $0.9 million for the three months ended March 31, 1998, primarily as a result of higher average outstanding borrowings and the amortization of warrant and bank closing costs related to the Company's existing credit facility with FINOVA Capital Corporation.

    Provision for income taxes for the three month periods ended March 31, 1999 and March 31, 1998 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit.

    The extraordinary charge of approximately $64,000 relates to the write-off of deferred financing costs related to the early extinguishment of the Company's prior credit facility with PNC Bank, N.A., now replaced by the Company's credit facility with FINOVA Capital Corporation.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999, the Company's working capital was $6.9 million compared to working capital of $2.5 million at December 31, 1998.

    Net cash provided by operating activities for the three months ended March 31, 1999 was $0.5 million, compared to $3.4 million in the prior period. The cash provided by operating activities in the three months ended March 31, 1999 resulted primarily from depreciation and amortization of $2.5 million and net income of $1.1 million, offset in part by a decrease in accounts payable and accrued expenses of $1.4 million, a decrease in cash overdrafts of $0.5 million, an increase in prepaid expenses and other current assets of $0.5 million, and increases of $0.3 million in each of accounts receivable and inventory.

    Net cash used in investing activities for the three months ended March 31, 1999 was $1.1 million relating to the acquisition and upgrades of production equipment and information systems. The Company anticipates that capital expenditures for the remaining nine months of fiscal 1999 will be approximately $3.9 million, which includes expenditures for continued enhancements to the Company's manufacturing, distribution and information systems.

    Net cash provided by financing activities for the three months ended March 31, 1999 was $2.6 million, which resulted primarily from proceeds from bank lenders of $7.2 million, offset in part by an increase in restricted funds of $4.0 million, an increase in deferred financing costs of $0.4 million, and a decrease in other current liabilities of $0.2 million.

    On February 26, 1999, the Company refinanced its existing indebtedness with FINOVA Capital Corporation to provide for an additional $14.5 million of financing. The $14.5 million of additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule at prime plus 1.0%. The increased amount is due, along with all amounts outstanding under the previously existing FINOVA credit facility, in September 2003. The Company used $10.1 million of the additional proceeds to pay off its remaining indebtedness to PNC Bank. An additional $4.0 million of the proceeds was set aside for the repayment of the Company's indebtedness to 101 Realty Associates, LLC ("101 Realty") over the following year, provided the Company meets certain working capital criteria and achieves specified profitability levels for fiscal 1998 and 1999. As a result of meeting the requirements for fiscal 1998, in May 1999 $2.0 million of the 101 Realty debt was repaid to 101 Realty from the $4.0 million set aside. The Company's agreement with FINOVA provides for the remaining reserved funds to be applied to the repayment of amounts owed to FINOVA, to the extent that the conditions for fiscal 1999 are not met for the repayment of the 101 Realty debt. The increase in availability under the refinanced FINOVA credit facility required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

    The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. With the successful replacement of the Company's previous credit facility with PNC Bank with permanent financing facilities from FINOVA, management believes the Company's present credit facility will more adequately support ongoing operations, debt service and capital expenditure requirements. The Company's operating plan for 1999 includes continuing its cost control programs. Such programs have included controlling temporary labor, additional automation of manufacturing facilities, further production rationalization, increased use of high speed fillers and cartoners and improved production planning and control.

IMPACT OF INFLATION

    The Company believes that the relatively moderate rates of inflation recently experienced in the United States have not had a significant effect on net sales or profitability.

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

Readiness

    The Company initiated its Year 2000 project in late 1996 with a complete review of all products, manufacturing facilities, information systems and the impact on the Company from customers and suppliers that may fail to deal with the issue. The Year 2000 issues that needed to be addressed within the organization pertain to the Company's internal information systems that date stamp transactions. The conversion of all current applications, operating systems, databases, and EDI transactions with Year 2000 issues was completed by the end of the first quarter of 1999.

Products

    The Year 2000 issue with respect to the Company's product line is minimal since its products are not date sensitive and require no internal or external date tracking.

Manufacturing Facilities

    All existing pieces of machinery and equipment have been reviewed and examined and management believes that any Year 2000 issues with respect to this machinery and equipment will not affect production or delivery of the Company's products since the equipment is not date reliant and the movement of products is a manual process.

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

Business Systems

    By the end of the first quarter of 1999 the Company believes that all existing business systems were Year 2000 compliant.

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

Cost of Year 2000 Readiness

    Based on management's assessment of systems, the cost of addressing Year 2000 issues is not expected to have a material adverse impact on the Company's financial condition. To date, the Year 2000 conversion costs incurred are approximately $80,000, and should not exceed $100,000. The amounts will be financed through working capital. (Conversion costs do not include funds spent by the Company on the purchase of its Oracle system, which would have been acquired irrespective of any Year 2000 issues).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's carrying value of cash, restricted funds, trade accounts receivable, FINOVA's revolving line of credit facility, Term Loan A, Term Loan B, Term Loan C and 101 Realty Note Payable is a reasonable approximation of their fair value.

    The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

    The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swaps and/or similar instruments.

    The Company's carrying value of cash and cash equivalents, accounts payable, accrued expenses and taxes payable is a reasonable approximation of their fair value.

        PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

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

    On March 10, 1998, the Court entered an Order granting the Company's motion for partial summary judgment. The Court ruled that local ordinances did not preclude use of the wells for manufacturing purposes. This ruling was appealed to the Appellate Division of Superior Court by the defendants.

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

    The Company is also involved in various routine legal proceedings of a nature it deems to be customary to a company its size. The Company believes the ultimate disposition of these actions will not have a material adverse effect on its business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES:

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        None.

ITEM 5. OTHER INFORMATION:

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a)    Exhibits

        10.31 Amended and Restated Loan and Security Agreement, dated February 25, 1999, between the Company and FINOVA Capital Corporation, First Source Financial LLP and LaSalle Business Credit, Inc.

        10.32 Amended and Restated Revolving Note Loan, dated February 25, 1999, issued by the Company to FINOVA Capital Corporation.

        10.33 Amended and Restated Term Loan A Note, dated February 25, 1999, issued by the Company to FINOVA Capital Corporation.

        10.34 Amended and Restated Term Loan B Note, dated February 25, 1999, issued by the Company to FINOVA Capital Corporation.

        10.35 Amended and Restated Agency Agreement, dated February 25, 1999, between the Company and FINOVA Capital Corporation, First Source Financial LLP and LaSalle Business Credit.

        10.36 Term Loan C Note, dated February 25, 1999, issued by the Company to FINOVA Capital Corporation.

        27     Financial Data Schedule

        (b)    Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       USA DETERGENTS, INC.


May 13, 1999                           By: /s/ Uri Evan
                                           -------------------------------
                                           Uri Evan
                                           Chairman of the Board &
                                           Chief Executive Officer


May 13, 1999                               /s/ Richard D. Coslow
                                           -------------------------------
                                           Richard D. Coslow
                                           Executive Vice President
                                           & Chief Financial Officer