Form 10-Q
period 1999-06-30
USA DETERGENTS INC
filed 1999-08-13
CIK 946816

                           UNITED STATES OF AMERICA
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20509

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from      to

         Commission file number 0-26568

                             USA Detergents, Inc.
                             --------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                11-2935430
-----------------------------------     ------------------------------------
  (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

            1735 Jersey Avenue, North Brunswick, New Jersey 08902
            -----------------------------------------------------
             (Address of principal executive offices -- Zip code)

                                (732) 828-1800
                                --------------
             (Registrant's telephone number, including area code)

                      ------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 CLASS OF STOCK   NO. OF SHARES OUTSTANDING          DATE
--------------    -------------------------    ---------------
     Common               13,825,602            August 1, 1999

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     JUNE 30,    DECEMBER 31,
                                                                       1999          1998
                                                                    ---------- --------------
                               ASSETS
Current assets:
Cash ..............................................................   $   634      $     --
Restricted funds...................................................     2,002            --
Accounts receivable, net of customer allowances and
 doubtful accounts of $1,025 and $1,111 at June 30, 1999 and
 December 31, 1998, respectively...................................    20,655        19,683
Inventories........................................................    17,300        14,668
Refundable income taxes............................................     3,216         3,221
Prepaid expenses and other current assets..........................     5,643         4,591
                                                                    ---------- --------------
 Total current assets..............................................    49,450        42,163
Property and equipment--net........................................    44,950        45,245
Deferred financing costs...........................................     1,721         1,376
Other non-current assets...........................................     1,843         2,145
                                                                    ---------- --------------
 Total assets......................................................   $97,964      $ 90,929
                                                                    ========== ==============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt..................................   $ 5,534      $  3,334
Cash overdraft.....................................................        --           476
Accounts payable...................................................    19,541        22,670
Accrued expenses...................................................    14,781        12,457
Other current liabilities..........................................       296           730
                                                                    ---------- --------------
 Total current liabilities.........................................    40,152        39,667
Long-term debt--net of current portion.............................    37,430        32,969
Other non-current liabilities......................................        81            90
Deferred rent payable..............................................       780           889
                                                                    ---------- --------------
 Total liabilities.................................................    78,443        73,615
                                                                    ---------- --------------
Commitments and Contingencies
Stockholders' equity:
Preferred stock--no par value; authorized 1,000,000 shares,
 none issued.......................................................        --            --
Common stock--$.01 par value; authorized 30,000,000 shares, issued and outstanding 13,825,602 shares at June 30, 1999 and
 December 31, 1998.................................................       138           138
Additional paid-in capital.........................................    29,200        29,200
Deficit............................................................    (9,642)      (11,849)
Note receivable from shareholder...................................      (175)         (175)
                                                                    ---------- --------------
 Total stockholders' equity........................................    19,521        17,314
                                                                    ---------- --------------
 Total liabilities and stockholders' equity........................   $97,964      $ 90,929
                                                                    ========== ==============

               See Notes to Consolidated Financial Statements.

                    USA DETERGENTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT NET INCOME PER SHARE INFORMATION)

                                                    THREE MONTHS            SIX MONTHS
                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                                --------------------- ----------------------
                                                   1999       1998       1999        1998
                                                --------- ----------  ---------- ----------
Net sales......................................  $58,776    $54,072    $118,166    $110,750
Cost of goods sold.............................   38,802     36,826      77,843      76,803
                                                --------- ----------  ---------- ----------
Gross profit...................................   19,974     17,246      40,323      33,947
Selling, general and administrative............   17,941     14,493      35,980      28,927
Restructuring costs............................     (113)       400        (113)        400
Litigation settlement..........................       --      3,266          --       3,266
                                                --------- ----------  ---------- ----------
                                                  17,828     18,159      35,867      32,593
Income from operations.........................    2,146       (913)      4,456       1,354
Interest and amortization of deferred
 financing costs--net..........................    1,064      1,337       2,150       2,240
                                                --------- ----------  ---------- ----------
Income/(loss) before provision for income
 taxes.........................................    1,082     (2,250)      2,306        (886)
Provision/(benefit) for income taxes...........      (23)        25          35          46
                                                --------- ----------  ---------- ----------
Income/(loss) before extraordinary charge .....    1,105     (2,275)      2,271        (932)
Extraordinary charge...........................       --         --          64          --
                                                --------- ----------  ---------- ----------
Net income/(loss)..............................  $ 1,105    $(2,275)   $  2,207    $   (932)
                                                ========= ==========  ========== ==========
Basic income/(loss) per share before
 extraordinary charge..........................  $   .08    $  (.16)   $    .16    $   (.07)
Extraordinary charge...........................       --         --          --          --
                                                --------- ----------  ---------- ----------
Basic net income/(loss) per share..............  $   .08    $  (.16)   $    .16    $   (.07)
                                                ========= ==========  ========== ==========
Weighted average shares outstanding............   13,826     13,825      13,826      13,825
                                                ========= ==========  ========== ==========
Diluted income/(loss) per share before
 extraordinary charge..........................  $   .08    $  (.16)   $    .16    $   (.07)
Extraordinary charge...........................       --         --          --          --
                                                --------- ----------  ---------- ----------
Diluted net income/(loss) per share............  $   .08    $  (.16)   $    .16    $   (.07)
                                                ========= ==========  ========== ==========
Weighted average shares outstanding and common
 share equivalents.............................   13,858     13,825      13,864      13,825
                                                ========= ==========  ========== ==========

               See Notes to Consolidated Financial Statements.

                    USA DETERGENTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1999, AND 1998
                                (IN THOUSANDS)

                                                                         1999      1998
                                                                      --------- ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss)...................................................  $ 2,207    $  (932)
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation........................................................    2,997      2,582
 Loss on disposal of fixed assets....................................      235         --
 Amortization of deferred financing costs............................      373        661
 Amortization of slotting............................................    1,695      2,311
 Other amortization..................................................      385        313
 Change in the provision for customer allowances and doubtful
  accounts...........................................................      (86)       202
 Change in deferred rent.............................................      (94)      (109)
Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable..........................     (886)     3,444
 (Increase)/decrease in inventories..................................   (2,632)     3,648
 Increase in prepaid expenses and other current assets...............   (2,747)    (2,039)
 (Increase)/decrease in other non-current assets.....................     (117)        13
 Decrease in cash overdraft..........................................     (476)        --
 Decrease in accounts payable and accrued expenses...................     (805)    (6,205)
 Decrease in refundable income taxes.................................        5         63
                                                                      --------- ---------
  Net cash provided by operating activities..........................       54      3,952
                                                                      ========= =========
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment..................................   (2,937)    (2,705)
                                                                      --------- ---------
  Net cash used in investing activities..............................   (2,937)    (2,705)
                                                                      ========= =========
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments of current portion of long-term debt.................       --       (178)
 Net proceeds from/(repayments of) credit facilities.................    8,661     (5,000)
 Increase in restricted funds........................................   (2,002)        --
 (Decrease)/increase in note payable.................................   (2,000)     4,000
 (Decrease)/increase in other current liabilities....................     (449)       168
 Repayments of Oracle purchase obligation............................       --       (849)
 Increase in deferred financing costs................................     (684)      (740)
 (Decrease)/increase in other non-current liabilities................       (9)     3,000
 Net proceeds from exercise of options...............................       --        114
                                                                      --------- ---------
  Net cash provided by financing activities..........................    3,517        515
                                                                      ========= =========
Net increase in cash.................................................      634      1,762
Cash at beginning of period..........................................        0      1,848
                                                                      --------- ---------
Cash at June 30, ....................................................  $   634    $ 3,610
                                                                      ========= =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR OPERATING ACTIVITIES:
 Interest paid.......................................................  $ 1,703    $ 1,471
                                                                      ========= =========
 Income taxes paid...................................................  $   208    $    64
                                                                      ========= =========
 Income tax refunds received.........................................  $    83    $    64
                                                                      ========= =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR FINANCING ACTIVITIES:
 Value of warrants issued in connection with bank and related party
  financings.........................................................  $    --    $   750
                                                                      ========= =========

               See Notes to Consolidated Financial Statements.

                    USA DETERGENTS, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes the disclosures included herein are adequate to make such financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's December 31, 1998 Form 10-K.

   Reclassification -- Certain reclassifications have been made to prior period amounts to conform with the presentation for the current period.

NOTE 2 -- LEGAL PROCEEDINGS

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

   Since commencement of the litigation, the parties have engaged in substantive and detailed settlement discussions. On January 11, 1999, the parties agreed in principle upon a settlement, under which the Company will pay $40,000 to NBWC, which represents certain unpaid, contested sewer charges for 1998. In addition, the Company agreed to pay a total of $600,000 over three years plus simple interest at a rate of 5% in return for NBWC granting the Company a perpetual license at no additional costs to use the wells up to the full extent ultimately permitted by the New Jersey Department of Environmental Protection (NJDEP). The pending litigation, including the appeal of the March 10, 1998 order has been dismissed.

   The Company is also involved in various routine legal proceedings of a nature it deems to be customary to a company its size. The Company believes the ultimate disposition of these actions will not have a material adverse effect on its business, financial condition or results of operations.

                    USA DETERGENTS, INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999

NOTE 3 -- NET INCOME PER SHARE

   Basic net income per share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per share also includes potential Common Stock that is dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; and the inability to reduce expenses to a level commensurate with revenues. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward looking statements with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

   Net sales for the three months ended June 30, 1999 increased 8.7% to $58.8 million from $54.1 million for the three months ended June 30, 1998. The increase was substantially the result of an increase in unit sales of liquid laundry products. Gross profit for the three months ended June 30, 1999 increased 15.8% to $20.0 million from $17.2 million for the three months ended June 30, 1998. Gross profit as a percentage of net sales increased to 34.0% for the three months ended June 30, 1999 from 31.9% for the same period in 1998. The increase in gross profit as a percentage of net sales was substantially attributable to a decrease of 2.0% in material costs due to more favorable pricing and manufacturing efficiencies. (See "Current Developments" later in this Item 2)

   Selling, general and administrative expenses increased 23.8% to $17.9 million in the three months ended June 30, 1999 from $14.5 million for the three months ended June 30, 1998. As a percentage of net sales, these expenses increased to 30.5% for the three months ended June 30, 1999 from 26.8% for the same period in 1998. The increase as a percentage of net sales was substantially due to an increase of 3.4% in marketing funds (co-op advertising, promotional allowances and slotting amortization) and an increase in commissions of 0.6%. These increases were offset in part by a decrease as a percentage of net sales of 0.3% in allowance for doubtful accounts.

   The restructuring credit of approximately $113,000 relates to a sublease of a previously closed facility which occurred earlier than expected.

   Interest and amortization of deferred financing costs-net decreased to $1.1 million for the three months ended June 30, 1999 from $1.3 million for the three months ended June 30, 1998, primarily as a result of lower amortization of warrant and bank closing costs related to the Company's credit facilities.

   Provision/(benefit) for income taxes for the three month periods ended June 30, 1999 and June 30, 1998 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

   Net sales for the six months ended June 30, 1999 increased 6.7% to $118.2 million from $110.8 million for the six months ended June 30, 1998. The increase was substantially the result of an increase in unit sales of liquid laundry products.

   Gross profit for the six months ended June 30, 1999 increased 18.8% to $40.3 million from $33.9 million for the six months ended June 30, 1998. Gross profit increased as a percentage of net sales to 34.1% for the six months ended June 30, 1999 from 30.7% for the same period in 1998. The increase in gross profit as a percentage of net sales was substantially attributable to a decrease of 2.7% in material costs due to more favorable pricing and manufacturing efficiencies, and to a lesser extent, by decreases as a percentage of net sales of 0.5% and 0.2% in distribution and manufacturing overhead costs, respectively, resulting from improved cost control measures, offset by a 0.3% increase in direct labor. (See "Current Developments" later in this Item 2)

   Selling, general and administrative expenses increased 24.4% to $36.0 million for the six months ended June 30, 1999 from $28.9 million for the six months ended June 30, 1998. As a percentage of net sales, these expenses increased to 30.4% for the six months ended June 30, 1999 from 26.1% for the same period in 1998. The increase as a percentage of net sales was substantially due to an increase of 3.4% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 0.5% in sales commissions, and 0.2% in consulting expenses.

   The restructuring credit of approximately $113,000 relates to a sublease of a previously closed facility which occurred earlier than expected.

   The extraordinary charge of approximately $64,000 relates to the write-off of deferred financing costs related to the early extinguishment of the Company's prior credit facility with PNC Bank, N.A., now replaced by the Company's existing credit facility with a group of banks lead by FINOVA Capital Corporation.

   Interest and amortization of deferred financing costs-net was $2.2 million at June 30, 1999 and 1998. Interest expense increased $0.2 million primarily as a result of higher average outstanding borrowings, and amortization of warrant and bank closing costs decreased $0.2 million.

   Provision for income taxes for the six month periods ended June 30, 1999 and June 30, 1998 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit.

   In the second quarter of 1998, the Company settled for $10.0 million a stockholder class action. The Company recorded a charge during that quarter of approximately $3.3 million which included legal fees, after insurance and other participations. In addition, the Company recorded a $400,000 charge related to its future lease commitment, offset by sublease income, and associated lease expenses for its Edison, New Jersey facility which was closed during the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 1999, the Company's working capital was $9.3 million compared to working capital of $2.5 million at December 31, 1998.

   Net cash provided by operating activities for the six months ended June 30, 1999 was $0.1 million, compared to $4.0 million for the six months ended June 30, 1998. The cash provided by operating activities in the six months ended June 30, 1999 resulted primarily from depreciation and amortization of $5.5 million and net income of $2.2 million, offset in part by an increase in prepaid expenses and other current assets of $2.7 million, an increase in inventories of $2.6 million, an increase in accounts receivable of $0.9 million, a decrease in accounts payable and accrued expenses of $0.8 million, and a decrease in cash overdraft of $0.5 million. Net cash used in investing activities for the six months ended June 30, 1999 was $2.9 million relating to the acquisition and upgrades of production equipment and information systems. The Company anticipates that capital expenditures for the remaining six months of fiscal 1999 will be approximately $2.0 million, which includes expenditures for continued enhancements to the Company's manufacturing, distribution and information systems.

   Net cash provided by financing activities for the six months ended June 30, 1999 was $3.5 million, which resulted primarily from proceeds from bank lenders of $8.7 million, offset in part by an increase in restricted funds of $2.0 million, a decrease in note payable of $2.0 million, and an increase in deferred financing costs of $0.7 million.

   On February 26, 1999, the Company refinanced its existing indebtedness with a group of banks lead by FINOVA Capital Corporation to provide for an additional $14.5 million of financing. The $14.5 million of additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule at prime plus 1.0%. The increased amount is due, along with all amounts outstanding under the previously existing FINOVA credit facility, in September 2003. The Company used $10.1 million of the additional proceeds to pay off its remaining indebtedness to PNC Bank. An additional $4.0 million of the proceeds was set aside for the repayment of the Company's indebtedness to 101 Realty Associates, LLC ("101 Realty") over the following year, conditioned on the Company meeting certain working capital criteria and achieving specified profitability levels for fiscal 1998 and 1999. As a result of meeting the requirements for fiscal 1998, $2.0 million of the 101 Realty debt was repaid in May 1999 from the $4.0 million set aside for that purpose. The Company's agreement with FINOVA provides for the remaining $2.0 million of reserved funds to be applied to the repayment of amounts owed to FINOVA, to the extent that the fiscal 1999 criteria for the repayment of the 101 Realty debt are not met. The increase in availability under the refinanced FINOVA credit facility required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

   The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meets its debt service obligations and fund future capital expenditure requirements. Management believes the Company's present credit facility will adequately support ongoing operations, debt service and capital expenditure requirements. The Company's operating plan for 1999 includes continuing its cost control programs. Such programs have included controlling temporary labor, additional automation of manufacturing facilities, further production rationalization, increased use of high speed fillers and cartoners and improved production planning and control.

CURRENT DEVELOPMENTS

   Recently, the cost of resin and paperboard have increased approximately $.05 per pound and $37.00 per ton, respectively. These increases will impact the cost to the Company of plastic bottles and corrogated boxes. The Company believes that the effect of the recent commodity price increase will be offset by other material cost reductions, product design, manufacturing and distribution efficiencies and price increases for certain classes of trade. There can be no assurance that future price increases from the Company's suppliers will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to offset these price increases.

IMPACT OF INFLATION

   The Company believes that the relatively moderate rates of inflation recently experienced in the United States have not had a significant effect on net sales or profitability.

YEAR 2000 COMPLIANCE

   The inability of computers, software and other equipment using microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 problem. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information. This section discusses the processes currently being implemented by the Company with respect to issues relating to the Year 2000.

Readiness

   The Company initiated its Year 2000 project in late 1996 with a complete review of all products, manufacturing facilities, information systems and the impact on the Company from customers and suppliers who may fail to deal with the issue. The Year 2000 issues that needed to be addressed within the organization pertain to the Company's internal information systems that date stamp transactions. The conversion of all current applications, operating systems, databases, and EDI transactions with Year 2000 issues was completed by the end of the first quarter of 1999.

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

Information Systems

   Year 2000 issues with respect to information systems, have been addressed in six major areas:

 I.       Operating Systems
II.       Databases
III.      Business Systems
IV.       Support Systems
V.        Backup Systems
VI.       Hardware Platforms

   The following discusses the status of each area:

Operating System

   The Company has been advised by its software vendors that all existing operating systems it uses, Novell 3.12, Windows NT, Unix 4.0D, and Windows 95, currently are Year 2000 compliant.

Databases

   The Company has been advised by its software vendors that all databases used by the Company's current systems and anticipated new systems are Year 2000 compliant.

Business Systems

   The Company believes that all existing business systems are Year 2000 compliant.

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

Cost of Year 2000 Readiness

   Based on management's assessment of the Company's systems, the cost of addressing Year 2000 issues is not expected to have a material adverse impact on the Company's financial condition. To date, the Year 2000 conversion costs incurred are approximately $80,000, and are not expected to exceed $100,000. The amounts will be financed through working capital. (Conversion costs do not include funds spent by the Company on the purchase of its Oracle system, which would have been acquired irrespective of any Year 2000 issues).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Company's carrying value of cash, restricted funds, trade accounts receivable, accounts payable, accrued expenses, taxes payable, and existing revolving line of credit facility, and term loans are a reasonable approximation of their fair value.

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

PART II -- OTHER INFORMATION

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

   Since commencement of the litigation, the parties have engaged in substantive and detailed settlement discussions. On January 11, 1999, the parties agreed in principle upon a settlement, under which the Company will pay $40,000 to NBWC, which represents certain unpaid, contested sewer charges for 1998. In addition, the Company agreed to pay a total of $600,000 over three years plus simple interest at a rate of 5% in return for NBWC granting the Company a perpetual license at no additional costs to use the wells up to the full extent ultimately permitted by the NJDEP. The pending litigation, including the appeal of the March 10, 1998 order, has been dismissed.

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

   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

   a)     The Company's Annual Meeting of Stockholders was held on May 12,
          1999.

   b) The following matters were voted upon and approved by the Company's stockholders at the annual meeting:

       (i) The election of five directors to serve for the ensuing year. The following nominees were elected as directors of the Company (with the Company's stockholders having voted as set forth below):

                                  WITHHELD AUTHORITY
NOMINEE               VOTES FOR        TO VOTE
------------------  ------------ ------------------
Frederick R. Adler   11,430,323         99,813
Daniel Bergman       11,426,123        104,013
Uri Evan             11,432,138         97,998
Christopher Illick   11,433,303         96,833
Richard A. Mandell   11,431,973         98,163

       (ii) Amendment of the Company's 1995 Stock Option Plan to increase the number of shares available for issuance thereunder. The Company's stockholders voted as follows: For: 9,731,389,
              Against: 1,785,685, Abstentions: 13,062

       (iii) The ratification of the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1999. The Company's stockholders voted as follows: For: 11,475,019, Against:
              36,457, Abstentions: 18,660.

ITEM 5. OTHER INFORMATION:

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

   (a)        Exhibits

    10.37 Subordination Agreement, dated as of February 25, 1999, by and among the Registrant, 101 Realty Associates, L.L.C. and FINOVA Capital Corporation (for itself and certain other institutions).

    10.38 West Coast Supply Agreement, dated December 7, 1995, between the Registrant and Owens-Brockway Plastic Products.***

    10.39 Kansas City/Harrisonville, MO Supply Agreement, dated as of December 18, 1996, between the Registrant and Owens-Brockway Plastic Products Inc.***

    10.40 Amendment to Label Supply Agreement between Owens-Illinois Labels, Inc. and USA Detergents which was effective January 1, 1997, between the Registrant and Owens-Illinois Labels, Inc.***

    10.41 Trigger Sprayer Supply Agreement, dated May 29, 1997, between the Registrant and Owens-Illinois Closure, Inc.***

    10.42 Supply Agreement, dated July 15, 1997, between the Registrant and Owens-Illinois Labels Inc.***

    10.43 Amendment to Existing Supply Agreement between USA Detergents and Owens-Brockway Plastics of November 29, 1994, dated August 1, 1997, between the Registrant and Owens-Brockway Plastic Products Inc. on behalf of itself and Owens-Illinois Closure Inc. and Owens-Illinois Labels, Inc. and its affiliated companies.***

    10.44 Amendment to Existing Supply Agreements between USA Detergents and Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and Owens-Illinois Labels Inc., dated January 1, 1999, between the Registrant and Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and Owens-Illinois Labels, Inc.***

    *** Confidentiality Requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 24b-2 of the Securities Exchange Act of 1934.

    27        Financial Data Schedule

    (b)       Reports on Form 8-K

    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 USA DETERGENTS, INC.

August 11, 1999

                                 By /s/ Uri Evan
                                    -----------------------------------------
                                    Uri Evan
                                    Chairman of the Board and
                                    Chief Executive Officer

August 11, 1999

                                     /s/ Richard D. Coslow
                                     ----------------------------------------
                                     Richard D. Coslow
                                     Executive Vice President and
                                     Chief Financial Officer