Form 10-Q
period 1999-09-30
USA DETERGENTS INC
filed 1999-11-12
CIK 946816

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20509


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from         to

     Commission file number 0-26568


                             USA DETERGENTS, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                     11-2935430
                   --------                                     ----------
(State or other jurisdiction of incorporation       (IRS Employer Identification No.)
                or organization)

              1735 JERSEY AVENUE, NORTH BRUNSWICK, NEW JERSEY 08902
              -----------------------------------------------------
              (Address of principal executive offices -- Zip code)

                                 (732) 828-1800
                                 --------------
              (Registrant's telephone number, including area code)



       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS OF STOCK        NO. OF SHARES OUTSTANDING           DATE
--------------        -------------------------           ----
Common                        13,825,602             November 5, 1999

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                             1999           1998
                                                                        -------------   ------------
                               ASSETS
Current assets:
Cash ...............................................................      $  2,360        $     --
Restricted funds ...................................................         2,002              --
Accounts receivable, net of customer allowances and doubtful accounts of $1,015 and $1,111 at September 30, 1999, and
  December 31, 1998, respectively ..................................        22,315          19,683
Inventories ........................................................        17,985          14,668
Refundable income taxes ............................................         3,192           3,221
Prepaid expenses and other current assets ..........................         4,616           4,591
                                                                          --------        --------
    Total current assets ...........................................        52,470          42,163
Property and equipment -- net ......................................        44,043          45,245
Deferred financing costs ...........................................         1,596           1,376
Other non-current assets ...........................................         1,638           2,145
                                                                          --------        --------
    Total assets ...................................................      $ 99,747        $ 90,929
                                                                          ========        ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt ..................................      $  5,534        $  3,334
Cash overdraft .....................................................            --             476
Accounts payable ...................................................        22,543          22,670
Accrued expenses ...................................................        15,225          12,457
Other current liabilities ..........................................           288             730
                                                                          --------        --------
    Total current liabilities ......................................        43,590          39,667
Long-term debt -- net of current portion ...........................        36,674          32,969
Other non-current liabilities ......................................            81              90
Deferred rent payable ..............................................           725             889
                                                                          --------        --------
    Total liabilities ..............................................        81,070          73,615
                                                                          --------        --------
Commitments and Contingencies
Stockholders' equity:
Preferred stock-no par value; authorized 1,000,000 shares, none
  issued ...........................................................            --              --
Common stock -- $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,825,602 shares at September 30, 1999 and
  December 31, 1998 ................................................           138             138
Additional paid-in capital .........................................        29,200          29,200
Deficit ............................................................       (10,486)        (11,849)
Note receivable from shareholder ...................................          (175)           (175)
                                                                          --------        --------
    Total stockholders' equity .....................................        18,677          17,314
                                                                          --------        --------
    Total liabilities and stockholders' equity .....................      $ 99,747        $ 90,929
                                                                          ========        ========


                 See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (IN THOUSANDS, EXCEPT NET INCOME/(LOSS) PER SHARE INFORMATION)


                                                                  THREE MONTHS                 NINE MONTHS
                                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             ----------------------      ----------------------
                                                               1999          1998          1999          1998
                                                             -------       --------      --------      --------
Net sales ...............................................    $60,683       $ 52,709      $178,849      $163,459
Cost of goods sold ......................................     42,103         34,794       119,946       111,597
                                                             -------       --------      --------      --------
Gross profit ............................................     18,580         17,915        58,903        51,862
Selling, general and administrative .....................     18,226         15,455        54,206        44,382
Restructuring costs .....................................         --             --          (113)          400
Litigation settlement ...................................         --             --            --         3,266
                                                             -------       --------      --------      --------
                                                              18,226         15,455        54,093        48,048
Income from operations ..................................        354          2,460         4,810         3,814
Interest and amortization of deferred financing costs
  -- net ................................................      1,123          1,502         3,273         3,742
                                                             -------       --------      --------      --------
Income/(loss) before provision for income taxes .........       (769)           958         1,537            72
Provision for income taxes ..............................         75             25           110            71
                                                             -------       --------      --------      --------
Income/(loss) before extraordinary charge ...............       (844)           933         1,427             1
Extraordinary charge ....................................         --            282            64           282
                                                             -------       --------      --------      --------
Net income/(loss) .......................................    $  (844)      $    651      $  1,363      $   (281)
                                                             =======       ========      ========      ========
Basic income/(loss) per share before extraordinary
  charge ................................................    $  (.06)      $    .07      $    .10      $     --
Extraordinary charge ....................................         --            .02            --           .02
                                                             -------       --------      --------      --------
Basic net income/(loss) per share .......................    $  (.06)      $    .05      $    .10      $   (.02)
                                                             =======       ========      ========      ========
Weighted average shares outstanding .....................     13,826         13,826        13,826        13,822
                                                             =======       ========      ========      ========
Diluted income/(loss) per share before extraordinary
  charge ................................................    $  (.06)      $    .07      $    .10      $     --
Extraordinary charge ....................................         --            .02            --           .02
                                                             -------       --------      --------      --------
Diluted net income/(loss) per share .....................    $  (.06)      $    .05      $    .10      $   (.02)
                                                             =======       ========      ========      ========
Weighted average shares outstanding and common
  share equivalents .....................................     13,826         14,074        13,862        13,822
                                                             =======       ========      ========      ========


                 See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999, AND 1998
                                 (IN THOUSANDS)


                                                                                 1999         1998
                                                                               --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss) ......................................................     $ 1,363      $  (281)
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation ...........................................................       4,570        3,900
  Loss on disposal of fixed assets .......................................         235           --
  Amortization of deferred financing costs ...............................         519        1,405
  Amortization of slotting ...............................................       2,629        3,258
  Other amortization .....................................................         586          691
  Change in the provision for customer allowances and doubtful accounts ..         (96)         390
  Change in deferred rent ................................................        (148)        (118)
Changes in operating assets and liabilities:
  (Increase)/decrease in accounts receivable .............................      (2,536)       4,055
  (Increase)/decrease in inventories .....................................      (3,317)       1,202
  Increase in prepaid expenses and other current assets ..................      (2,654)      (3,345)
  Increase in other non-current assets ...................................        (130)         (90)
  Decrease in cash overdraft .............................................        (476)          --
  Increase/(decrease) in accounts payable and accrued expenses ...........       2,640       (6,444)
  Decrease in refundable income taxes ....................................          29        3,235
                                                                               -------      -------
    Net cash provided by operating activities ............................       3,214        7,858
                                                                               -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .....................................      (3,603)      (3,985)
                                                                               -------      -------
    Net cash used in investing activities ................................      (3,603)      (3,985)
                                                                               -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of current portion of long-term debt ....................          --       (1,226)
  Net proceeds from/(repayments to) credit facilities ....................       7,905       (7,036)
  Increase in restricted funds ...........................................      (2,002)          --
  (Decrease)/increase in note payable ....................................      (2,000)       4,000
  (Decrease)/increase in other current liabilities .......................        (457)          87
  Repayments of Oracle purchase obligation ...............................          --       (1,367)
  Increase in deferred financing costs ...................................        (688)      (1,878)
  (Decrease)/increase in other non-current liabilities ...................          (9)       3,295
  Net proceeds from exercise of options ..................................          --          114
                                                                               -------      -------
    Net cash provided by/(used in) financing activities ..................       2,749       (4,011)
                                                                               -------      -------
Net increase/(decrease) in cash ..........................................       2,360         (138)
Cash at beginning of period ..............................................          --        1,848
                                                                               -------      -------
Cash at September 30, ....................................................     $ 2,360      $ 1,710
                                                                               =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR OPERATING ACTIVITIES:
  Interest paid ..........................................................     $ 2,662      $ 2,496
                                                                               =======      =======
  Income taxes paid ......................................................     $   208      $    70
                                                                               =======      =======
  Income tax refunds received ............................................     $   107      $ 3,235
                                                                               =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR FINANCING ACTIVITIES:
  Value of warrants issued in connection with bank and related party
    financings ...........................................................     $    --      $   750
                                                                               =======      =======


                 See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the "SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. The Company believes the disclosures included herein are adequate to make these financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, for the year ended December 31, 1998

     Reclassification -- Certain reclassifications have been made to prior period amounts to conform with the presentation for the current period.


NOTE 2 -- LEGAL PROCEEDINGS

     In connection with the quarterly and annual results of operations originally reported by the Company for certain fiscal quarters in 1996 and 1997 and the fiscal year ended December 31, 1996, the Company has received a formal request from the SEC for the production of various documents and the testimony of certain current and former employees. The Company has been providing documentation and other materials to the SEC in response to the request, and the testimony of certain persons has been taken. The Company will continue to cooperate with the SEC.

     The Company is also involved in various routine legal proceedings of a nature it deems to be customary to a company its size. The Company believes the ultimate disposition of these actions will not have a material adverse effect on its business, financial condition or results of operations.


NOTE 3 -- NET INCOME PER SHARE

     Basic net income/(loss) per share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per share also includes potential Common Stock that is dilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; and the inability to reduce expenses to a level commensurate with revenues. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including the factors mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including the factors mentioned above and those which are detailed from time to time in the Company's SEC filings.


  THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the three months ended September 30, 1999 increased 15.1% to $60.7 million from $52.7 million for the three months ended September 30, 1998. The increase was primarily the result of an increase in unit sales of liquid and powder laundry products as well as household cleaners. Gross profit for the three months ended September 30, 1999 increased 3.7% to $18.6 million from $17.9 million for the three months ended September 30, 1998. Gross profit as a percentage of net sales decreased to 30.6% for the three months ended September 30, 1999 from 34.0% for the same period in 1998. The decrease in gross profit as a percentage of net sales for the quarter ended September 30, 1999, was mainly attributable to a 2.0% increase in costs due to the inefficiencies associated with the start up of four new manufacturing capital projects combined with an extremely high level of employee turnover and a 1.4% increase in raw material cost due to commodity price increases.

     Selling, general and administrative expenses increased 17.9% to $18.2 million in the three months ended September 30, 1999 from $15.5 million for the three months ended September 30, 1998. As a percentage of net sales, these expenses increased to 30.0% for the three months ended September 30, 1999 from 29.3% for the same period in 1998. The increase as a percentage of net sales was primarily due to an increase in shipping expenses of 0.8% and an increase of 0.7% in marketing funds (co-op advertising, promotional allowances and slotting amortization). These increases were offset in part by a decrease as a percentage of net sales of 0.5% in allowance for doubtful accounts.

     Interest and amortization of deferred financing costs-net decreased to $1.1 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998, primarily as a result of lower amortization of warrant and bank closing costs related to the Company's credit facilities.

     Provision for income taxes for the three month periods ended September 30, 1999 and September 30, 1998 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit, and the Alternative Minimum Tax.


  NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net sales for the nine months ended September 30, 1999 increased 9.4% to $178.8 million from $163.5 million for the nine months ended September 30, 1998. The increase was principally the result of an increase in unit sales of liquid laundry and powder products, as well as household cleaners.

     Gross profit for the nine months ended September 30, 1999 increased 13.6% to $58.9 million from $51.9 million for the nine months ended September 30, 1998. Gross profit increased as a percentage of net sales to 32.9% for the nine months ended September 30, 1999 from 31.7% for the same period in 1998. The increase in gross profit as a percentage of net sales was attributable to a decrease of 1.0% in material costs, and, to a lesser extent, by a decrease as a percentage of net sales of 0.4% in distribution overhead costs. These decreases were offset in part by a 0.5% increase in direct labor costs due to the inefficiencies associated with the start up of new manufacturing capital projects combined with an extremely high level of employee turnover in the third Quarter of 1999.

     Selling, general and administrative expenses increased 22.1% to $54.2 million for the nine months ended September 30, 1999 from $44.4 million for the nine months ended September 30, 1998. As a percentage of net sales, these expenses increased to 30.3% for the nine months ended September 30, 1999 from 27.2% for the same period in 1998. The increase as a percentage of net sales was primarily due to an increase of 2.6% in marketing funds (co-op advertising, promotional allowances and slotting amortization), and 0.4% in sales commissions.

     The restructuring credit of approximately $113,000 relates to a sublease of a previously closed facility which occurred earlier than expected.

     The extraordinary charge of approximately $64,000 relates to the write-off of deferred financing costs related to the early extinguishment of the Company's prior credit facility with PNC Bank, N.A., now replaced by the Company's existing credit facility with a group of banks led by FINOVA Capital Corporation.

     Interest and amortization of deferred financing costs-net decreased to $3.3 million for the nine months ended September 30, 1999 from $3.7 million for the nine months ended September 30, 1998. The $400,000 decrease was primarily as a result of lower amortization of warrant and bank closing costs related to the Company's credit facilities.

     Provision for income taxes for the nine month periods ended September 30, 1999 and September 30, 1998 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit.

     In the second quarter of 1998, the Company settled for $10.0 million a stockholder class action lawsuit. The Company recorded a charge during that quarter of approximately $3.3 million which included legal fees, after insurance and other participations. In addition, the Company recorded a $400,000 charge related to its future lease commitment, net of sublease income, and associated lease expenses for its Edison, New Jersey facility which was closed during the second quarter of 1997.

     The extraordinary charge of $282,000 in the second quarter of 1998 relates to the write-off of deferred financing costs related to the early extinguishment of the PNC debt.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company's working capital was $8.9 million compared to working capital of $2.5 million at December 31, 1998.

     Net cash provided by operating activities for the nine months ended September 30, 1999 was $3.2 million, compared to $7.9 million for the nine months ended September 30, 1998. The cash provided by operating activities in the nine months ended September 30, 1999 resulted primarily from depreciation and amortization of $8.3 million, net income of $1.4 million, and an increase in accounts payable and accrued expenses of $2.6 million, offset in part by an increase in prepaid expenses and other current assets of $2.7 million, an increase in inventories of $3.3 million, an increase in accounts receivable of $2.5 million, and a decrease in cash overdraft of $476,000.

     Net cash used in investing activities for the nine months ended September 30, 1999 was $3.6 million relating to the acquisition and upgrades of production equipment and information systems. The Company anticipates that capital expenditures for the remaining three months of fiscal 1999 will be approximately $1.2 million, which includes expenditures for continued enhancements to the Company's manufacturing, distribution and information systems.

     Net cash provided by financing activities for the nine months ended September 30, 1999 was $2.7 million, which resulted primarily from proceeds from bank lenders of $7.9 million, offset by an increase in restricted funds of $2.0 million, a decrease in note payable of $2.0 million, an increase in deferred financing costs of $688,000, and a decrease in other current liabilities of $457,000.

     On February 26, 1999, the Company refinanced its existing indebtedness with a group of banks lead by FINOVA Capital Corporation to provide for an additional $14.5 million of financing resulting in a total facility of $60.0 million. The $14.5 million of additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule at prime plus 1.0%. The increased amount is due, along with all amounts outstanding under the previously existing FINOVA credit facility, in September 2003. The Company used $10.1 million of the additional proceeds to pay off its remaining indebtedness to PNC Bank under a previously existing facility. An additional $4.0 million of the proceeds was set aside for the repayment of the Company's indebtedness to 101 Realty Associates, LLC ("101 Realty") over the following year, conditioned on the Company meeting certain working capital criteria and achieving specified profitability levels for fiscal 1998 and 1999. As a result of meeting the requirements for fiscal 1998, $2.0 million of the 101 Realty debt was repaid in May 1999 from the $4.0 million set aside for that purpose. The Company's agreement with FINOVA provides for the remaining $2.0 million of reserved funds to be applied to the repayment of amounts owed to FINOVA if the fiscal 1999 criteria for the repayment of the 101 Realty debt are not met. The increase in availability under the refinanced FINOVA credit facility required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

     As of September 30, 1999, the Company did not meet certain of the required financial covenants under the Amended and Restated Loan and Security Agreement with Finova Capital Corporation dated February 25, 1999. On November 5, 1999, the Company received a waiver and amendment with respect to these covenants.

     The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. Management believes the Company's present credit facility will adequately support its ongoing operations, debt service and capital expenditure requirements. The Company's operating plan for the remainder of 1999 into 2000 includes improving its cost control programs.


CURRENT DEVELOPMENTS

     Recently, the cost of resin and paperboard increased approximately $.14 per pound and $57.50 per ton, respectively. These increases have impacted and will continue to impact the cost of plastic bottles and corrugated boxes that the Company uses. There can be no assurance that future price increases from the Company's suppliers will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes or other manufacturing efficiencies of its own to offset these price increases.


IMPACT OF INFLATION

     The Company believes that the relatively moderate rate of inflation recently experienced in the United States has not had a significant effect on net sales or profitability, other than the increases in resin and paperboard prices.


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

     The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swaps and/or other similar instruments.


                         PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS:

     In connection with the quarterly and annual results of operations originally reported by the Company for certain fiscal quarters in 1996 and 1997 and the fiscal year ended December 31, 1996, the Company has received a formal request from the SEC for the production of various documents and the testimony of certain current and former employees. The Company has been providing documentation and other materials to the SEC in response to the request, and the testimony of certain persons has been taken. The Company will continue to cooperate with the SEC.

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


                                     USA DETERGENTS, INC.


November 12, 1999


                                     By: /s/ Uri Evan
                                     ------------------------------------------
                                     Uri Evan
                                     Chairman of the Board and
                                     Chief Executive Officer


November 12, 1999


                                     By: /s/ Richard D. Coslow
                                     ------------------------------------------
                                     Richard D. Coslow
                                     Executive Vice President and
                                     Chief Financial Officer