Form 10-Q/A
period 1999-09-30
USA DETERGENTS INC
filed 1999-11-24
CIK 946816

                           UNITED STATES OF AMERICA
                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20509

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


             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS OF STOCK      NO. OF SHARES OUTSTANDING           DATE
----------------   ---------------------------   -----------------
    Common                  13,825,602            November 5, 1999

     The Company is filing this amendment to its report on Form 10-Q filed on November 12, 1999 solely in order to correct the description of its arrangement with its lenders concerning the repayment of the Company's debt to 101 Realty Associates, LLC contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and to reflect the change described therein on Company's Consolidated Balance Sheets. All other information remains unchanged.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                             1999             1998
                                                                       ---------------   -------------
                                ASSETS
Current assets:
Cash ...............................................................      $   2,360        $      --
Accounts receivable, net of customer allowances and doubtful accounts of $1,015 and $1,111 at September 30, 1999, and
 December 31, 1998, respectively ...................................         22,315           19,683
Inventories ........................................................         17,985           14,668
Refundable income taxes ............................................          3,192            3,221
Prepaid expenses and other current assets ..........................          4,616            4,591
                                                                          ---------        ---------
   Total current assets ............................................         50,468           42,163
Property and equipment -- net ......................................         44,043           45,245
Restricted funds ...................................................          2,002               --
Deferred financing costs ...........................................          1,596            1,376
Other non-current assets ...........................................          1,638            2,145
                                                                          ---------        ---------
   Total assets ....................................................      $  99,747        $  90,929
                                                                          =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt ..................................      $   3,534        $   3,334
Cash overdraft .....................................................             --              476
Accounts payable ...................................................         22,543           22,670
Accrued expenses ...................................................         15,225           12,457
Other current liabilities ..........................................            288              730
                                                                          ---------        ---------
   Total current liabilities .......................................         41,590           39,667
Long-term debt -- net of current portion ...........................         38,674           32,969
Other non-current liabilities ......................................             81               90
Deferred rent payable ..............................................            725              889
                                                                          ---------        ---------
   Total liabilities ...............................................         81,070           73,615
                                                                          ---------        ---------
Commitments and Contingencies
Stockholders' equity:
Preferred stock-no par value; authorized 1,000,000 shares, none
 issued ............................................................             --               --
Common stock -- $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,825,602 shares at September 30, 1999 and
 December 31, 1998 .................................................            138              138
Additional paid-in capital .........................................         29,200           29,200
Deficit ............................................................        (10,486)         (11,849)
Note receivable from shareholder ...................................           (175)            (175)
                                                                          ---------        ---------
   Total stockholders' equity ......................................         18,677           17,314
                                                                          ---------        ---------
   Total liabilities and stockholders' equity ......................      $  99,747        $  90,929
                                                                          =========        =========


                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT NET INCOME/(LOSS) PER SHARE INFORMATION)

                                                                  THREE MONTHS                 NINE MONTHS
                                                               ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                            -------------------------   -------------------------
                                                               1999          1998           1999          1998
                                                            ----------   ------------   -----------   -----------
Net sales ...............................................    $60,683       $ 52,709      $178,849      $163,459
Cost of goods sold ......................................     42,103         34,794       119,946       111,597
                                                             -------       --------      --------      --------
Gross profit ............................................     18,580         17,915        58,903        51,862
Selling, general and administrative .....................     18,226         15,455        54,206        44,382
Restructuring costs .....................................         --             --          (113)          400
Litigation settlement ...................................         --             --            --         3,266
                                                             -------       --------      --------      --------
                                                              18,226         15,455        54,093        48,048
Income from operations ..................................        354          2,460         4,810         3,814
Interest and amortization of deferred financing costs
 -- net .................................................      1,123          1,502         3,273         3,742
                                                             -------       --------      --------      --------
Income/(loss) before provision for income taxes .........       (769)           958         1,537            72
Provision for income taxes ..............................         75             25           110            71
                                                             -------       --------      --------      --------
Income/(loss) before extraordinary charge ...............       (844)           933         1,427             1
Extraordinary charge ....................................         --            282            64           282
                                                             -------       --------      --------      --------
Net income/(loss) .......................................    $  (844)      $    651      $  1,363      $   (281)
                                                             =======       ========      ========      ========
Basic income/(loss) per share before extraordinary
 charge .................................................    $  (.06)      $    .07      $    .10      $     --
Extraordinary charge ....................................         --            .02            --           .02
                                                             -------       --------      --------      --------
Basic net income/(loss) per share .......................    $  (.06)      $    .05      $    .10      $   (.02)
                                                             =======       ========      ========      ========
Weighted average shares outstanding .....................     13,826         13,826        13,826        13,822
                                                             =======       ========      ========      ========
Diluted income/(loss) per share before extraordinary
 charge .................................................    $  (.06)      $    .07      $    .10      $     --
Extraordinary charge ....................................         --            .02            --           .02
                                                             -------       --------      --------      --------
Diluted net income/(loss) per share .....................    $  (.06)      $    .05      $    .10      $   (.02)
                                                             =======       ========      ========      ========
Weighted average shares outstanding and common
 share equivalents ......................................     13,826         14,074        13,862        13,822
                                                             =======       ========      ========      ========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999, AND 1998
                                (IN THOUSANDS)



                                                                                 1999          1998
                                                                            -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income/(loss) ......................................................     $ 1,363        $   (281)
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation ...........................................................       4,570           3,900
 Loss on disposal of fixed assets .......................................         235              --
 Amortization of deferred financing costs ...............................         519           1,405
 Amortization of slotting ...............................................       2,629           3,258
 Other amortization .....................................................         586             691
 Change in the provision for customer allowances and doubtful accounts ..         (96)            390
 Change in deferred rent ................................................        (148)           (118)
Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable .............................      (2,536)          4,055
 (Increase)/decrease in inventories .....................................      (3,317)          1,202
 Increase in prepaid expenses and other current assets ..................      (2,654)         (3,345)
 Increase in other non-current assets ...................................        (130)            (90)
 Decrease in cash overdraft .............................................        (476)             --
 Increase/(decrease) in accounts payable and accrued expenses ...........       2,640          (6,444)
 Decrease in refundable income taxes ....................................          29           3,235
                                                                              -------        --------
   Net cash provided by operating activities ............................       3,214           7,858
                                                                              -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment .....................................      (3,603)         (3,985)
                                                                              -------        --------
   Net cash used in investing activities ................................      (3,603)         (3,985)
                                                                              -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments of current portion of long-term debt ....................          --          (1,226)
 Net proceeds from/(repayments to) credit facilities ....................       7,905          (7,036)
 Increase in restricted funds ...........................................      (2,002)             --
 (Decrease)/increase in note payable ....................................      (2,000)          4,000
 (Decrease)/increase in other current liabilities .......................        (457)             87
 Repayments of Oracle purchase obligation ...............................          --          (1,367)
 Increase in deferred financing costs ...................................        (688)         (1,878)
 (Decrease)/increase in other non-current liabilities ...................          (9)          3,295
 Net proceeds from exercise of options ..................................          --             114
                                                                              -------        --------
   Net cash provided by/(used in) financing activities ..................       2,749          (4,011)
                                                                              -------        --------
Net increase/(decrease) in cash .........................................       2,360            (138)
Cash at beginning of period .............................................          --           1,848
                                                                              -------        --------
Cash at September 30, ...................................................     $ 2,360        $  1,710
                                                                              =======        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR OPERATING ACTIVITIES:
 Interest paid ..........................................................     $ 2,662        $  2,496
                                                                              =======        ========
 Income taxes paid ......................................................     $   208        $     70
                                                                              =======        ========
 Income tax refunds received ............................................     $   107        $  3,235
                                                                              =======        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR FINANCING ACTIVITIES:
 Value of warrants issued in connection with bank and related party
   financings ...........................................................     $    --        $    750
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


     On February 26, 1999, the Company refinanced its existing indebtedness with a group of banks lead by FINOVA Capital Corporation to provide for an additional $14.5 million of financing resulting in a total facility of $60.0 million. The $14.5 million of additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule at prime plus 1.0%. The increased amount is due, along with all amounts outstanding under the previously existing FINOVA credit facility, in September 2003. The Company used $10.1 million of the additional proceeds to pay off its remaining indebtedness to PNC Bank under a previously existing facility. An additional $4.0 million of the proceeds was set aside for the repayment of the Company's indebtedness to 101 Realty Associates, LLC ("101 Realty") conditioned on the Company meeting certain working capital criteria and achieving specified profitability levels for fiscal 1998 and 1999 (subsequently amended to fiscal 2000). As a result of meeting the requirements for fiscal 1998, $2.0 million of the 101 Realty debt was repaid in May 1999 from the $4.0 million set aside for that purpose. The Company's agreement with FINOVA, as amended, provides for the remaining $2.0 million of reserved funds to be applied to the repayment of amounts owed to FINOVA if the fiscal 2000 criteria for the repayment of the 101 Realty debt are not met. The increase in availability under the refinanced FINOVA credit facility required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.


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



November 24, 1999



                                     By: /s/ Uri Evan
                                     ------------------------------------------
                                     Uri Evan
                                     Chairman of the Board and
                                     Chief Executive Officer



November 24, 1999



                                     By: /s/ Richard D. Coslow
                                     ------------------------------------------
                                     Richard D. Coslow
                                     Executive Vice President and
                                     Chief Financial Officer