Form 10-K
period 1999-12-31
USA DETERGENTS INC
filed 2000-03-28
CIK 946816

================================================================================

                           UNITED STATES OF AMERICA
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                                  (MARK ONE)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM           TO
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
  TITLE OF EACH CLASS                                   NAME OF EACH EXCHANGE
     None                                                ON WHICH REGISTERED
                                                            Not Applicable

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's Common Stock, as of March 10, 2000, was 13,825,602 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the closing price of such stock on the Nasdaq National Market on March 10, 2000 and the assumption for this computation only that all directors and executive officers are affiliates) was $34,564,005. Documents Incorporated by Reference:
Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act on or before April 30, 2000, incorporated by reference into Parts II and III.

================================================================================

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

The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; the inability to successfully manage growth; seasonality; the inability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; the inability to reduce expenses to a level commensurate with revenues; and the inability to negotiate acceptable credit terms with current or prospective lenders. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward looking statements with respect to the business of the Company, including prospective financing arrangements and the industry in which it operates. These forward looking statements are subject to certain risks and uncertainties, including those mentioned above, which may cause actual results to differ significantly from these forward looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements which may be made to reflect events or circumstances after the date when such statements were made or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including those mentioned above and those which are detailed from time to time in the Company's SEC filings including this Form 10-K.

                                     PART I


ITEM 1. BUSINESS


GENERAL

USA Detergents is a leading manufacturer and marketer of quality, nationally distributed value brand laundry and household cleaning products. The Company operates in one industry segment and its products are sold to customers principally in the United States. The Company currently markets its products in eight laundry and household product categories and features thirteen distinct value brands. Two of the Company's brands, XTRA (Registered Trademark) and Nice'n FLUFFY (Registered Trademark) , according to Information Resources Inc. Retail Review Data (IRI DATA) currently rank among the five largest brands in their respective product categories in terms of total retail volume sales in the United States. XTRA (Registered Trademark) and Nice'n FLUFFY (Registered Trademark) represented 66.6% and 18.5%, respectively, of the Company's net sales in 1999. The Company sells its products to large and small retailers throughout the United States including supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores.


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

The Company views the market for Household Products as being segmented into four types of brands: value brands, store brands, midpriced brands and premium priced brands. The Company believes that consumer purchases of Household Products are determined, in large part, by price, with certain consumers willing to pay a premium for leading national brand names and the latest packaging and technology while other consumers demand value priced brands incorporating certain features found in premium priced products. The Company believes the primary characteristics of each of these types of brands are as follows:

Value Brands. Value brands are sold to retailers and consumers at prices significantly below most other brands of Household Products. Value brands generally incorporate packaging features and product quality comparable to premium priced and midpriced brands and typically are offered with only the most popular product features and in only the most popular sizes. Value brands are usually not advertised or promoted directly to the consumer by the value brand supplier.

Store Brands. Store brands are marketed through various retail outlets under retailer affiliated (private) labels and are typically manufactured to the specifications of individual retailers. Store brands typically are supported by limited retailer advertising.

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


VALUE TO CONSUMERS


The Company offers consumers attractively packaged, quality brand name products at prices significantly below most other brands. This combination of high product quality and low prices offers consumers an attractive alternative to other brands. The Company's emphasis is on cost controls which enables it to maintain its pricing to the consumer.


BRAND AND CORPORATE IDENTIFICATION


The Company seeks to develop strong brand and corporate name recognition among retailers and strong brand recognition and brand loyalty among consumers. The Company believes that colorful and graphic packaging combined with recognizable product names and the Company's commitment to quality and low price along with a consistent reliable supply, contribute to strong brand awareness and purchaser confidence at the consumer level, and generate increased product sales. The Company further believes that development of corporate and brand name recognition of the Company and its products among retailers enables the Company to introduce new products more effectively.


FURTHER MARKET PENETRATION


The Company focuses its sales efforts on supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores, particularly those with a retailing philosophy that closely corresponds to the Company's high value, low cost marketing concepts. The Company intends to continue increasing its market penetration by distributing its products through additional supermarkets, as well as other retail outlets. For the quarter ended December 31, 1999, IRI DATA indicates that the Company's XTRA (Registered Trademark) liquid laundry detergent and Nice'n FLUFFY (Registered Trademark) liquid fabric softener were sold to retailers representing 71.0% and 71.1%, respectively, of all commodity volume ("ACV") distribution within the food, drug and mass merchants sector. ACV distribution for a product represents the percentage of food, drug and mass merchant retail outlets (as measured by aggregate retail sales) which sold that product during a specified time period in the United States. The Company intends to use the access to retailers it has gained through the success of its XTRA (Registered Trademark) and Nice'n FLUFFY (Registered Trademark) brands to increase the penetration of its other products through these existing retail outlets.


CONTROLLED EXPANSION OF PRODUCT LINE


The Company introduced 86 new products in 1999 and 23 new products in 1998, including reformulations and alternate sizes. Net sales of products introduced in 1999 were $5.5 million, or 2.3% of net sales for the year ended December 31, 1999.


PRODUCTS


The Company currently sells its products primarily in eight Household Product categories under thirteen distinct brand names. The Company's products include the following:

         PRODUCT CATEGORY          PRIMARY COMPANY BRANDS
         ----------------          ----------------------
(HOUSEHOLD PRODUCTS)
Liquid Laundry Detergent ......... XTRA (Registered Trademark)
Powder Laundry Detergent ......... XTRA (Registered Trademark)
Liquid Fabric Softener ........... Nice'n FLUFFY (Registered Trademark)
Fabric Softener Sheets ........... Nice'n FLUFFY (Registered Trademark)
Household Cleaners ............... Touch of Glass (Registered Trademark),
                                   Swiss Pine (Registered Trademark),
                                   Tile Action (Trade Mark), Fabulous (Trade
                                   Mark), Plumber's Aid (Registered Trademark),
                                   Captain Shine (Registered Trademark),
                                   Power Scrub (Trade Mark)
Dish Detergent ................... XTRA (Registered Trademark) Plus,
                                   Crystal Shine (Registered Trademark)
Personal Soap Products ........... Fine Care (Registered Trademark)
Air Fresheners ................... Country Air (Registered Trademark)

(AUTOMOTIVE PRODUCTS)
Automotive Products .............. Speedway (Registered Trademark)


The Company's laundry detergents and fabric softeners accounted for an aggregate of approximately 85.2% and 85.5% of the Company's net sales in 1999 and 1998, respectively, with XTRA (Registered Trademark) liquid laundry detergent accounting for 51.1% and 49.9% of net sales in these periods, respectively. The Company's financial results and condition are substantially dependent on the continued success and growth of sales of these products. A number of factors could limit sales of these products by the Company, or the profitability of such sales, including competitive efforts by other manufacturers of similar products, shifts in consumer preferences or introduction and acceptance of alternative product offerings.


PRODUCT DESIGN AND DEVELOPMENT

The Company consistently seeks to enhance the value of its products by either improving their performance and packaging or lowering their cost and historically has passed substantially all cost savings on to the retailer. The Company places considerable emphasis on packaging quality and uses premium quality materials and appealing, colorful graphic designs with the objective of providing its products with the same or better shelf appeal than premium and mid-priced brands.

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


MARKETING AND DISTRIBUTION

The Company sells its products to large and small retailers principally throughout the United States. The Company's various branded products historically have been sold primarily to supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores. Significant customers of the Company include WalMart Stores, Inc., Super-Value Inc., KMart Corp., Fleming Companies Inc., and Walgreen Co. The following table sets forth the Company's percentage of net sales for fiscal 1997, 1998 and 1999 by retail distribution channel:

                                            PERCENTAGE OF NET SALES
                                      ------------------------------------
DISTRIBUTION CHANNEL                     1997         1998         1999
--------------------                  ----------   ----------   ----------
Supermarkets ......................       44.3%        46.6%        49.8%
Mass Merchandisers ................       24.0%        24.1%        19.0%
Variety and Dollar Stores .........       10.9%        11.6%        11.6%
Drug Stores .......................       11.2%         7.9%         7.9%
Small Grocery and Other ...........        9.6%         9.8%        11.7%
                                         -----        -----        -----
   Total ..........................      100.0%       100.0%       100.0%
                                         =====        =====        =====

The Company's largest customer, WalMart accounted for approximately 12.4%, 10.8% and 9.2% of net sales in 1997, 1998 and 1999, respectively. No other customer of the Company accounted for more than 10% of the Company's net sales during 1998 or 1999. As is customary in the Household Products industry, the Company does not have long-term contracts with its customers. A significant reduction of purchases by any of the Company's largest customers could have a material adverse effect on the Company's business and results of operations.

As of December 31, 1999, the Company sold its products through its own 38 person national sales department, which included seven regional offices, supported by a network of 87 independent brokers and sales representatives. In 1999, approximately 67% of the Company's net sales were generated by its internal sales force with independent broker assistance, with the remaining 33% of net sales generated without broker assistance. Each salesperson is compensated by salary and commissions.

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

Beginning in the latter part of the third quarter of 1996 and during 1997, the Company experienced distribution difficulties and late customer deliveries primarily attributable to the Company's rapid growth in sales and the assimilation of three new manufacturing and distribution facilities. The effect of these factors was an increase in the costs associated with plant integration, distribution and customer returns and allowances, thus having a material adverse effect on the results of the Company's operations for 1997. During 1998 and 1999, the Company made significant improvements in its operating processes through automation and integration of manufacturing and maintenance systems, improvements in supply chain planning and inventory control procedures. While the Company continually works with its customers to establish and assure efficient distribution, there can be no assurance that its efforts will be successful or that similar or new problems with distribution will not occur in the future.


MANUFACTURING AND SUPPLY

During 1999, the Company manufactured substantially all of its liquid products at its facilities in North Brunswick, New Jersey and in Harrisonville, Missouri. The manufacturing process at the Company's facilities consists of blending liquid chemicals and fragrance, which the Company purchases from independent suppliers, and packaging these blends to create finished products. Blending is done according to or by modifying formulas provided by the Company's chemical suppliers. The Company conducts quality control tests on raw materials on a regular basis and also conducts stringent quality control tests on its products during and after the manufacturing process. During 1999, the Company manufactured substantially all of its powder products at its powder detergent facility in Chicago, as well as at its Harrisonville, Missouri facility using its recently acquired dry-blend powder detergent line. Any extended interruption of operations at the Company's manufacturing facilities could have a material adverse effect on the Company's business and results of operations. For the year ended December 31, 1999, the Company purchased approximately 78.7% of its liquid chemicals from three suppliers, Stepan Company, Union Carbide and Henkel Corporation.

Substantially all of the bottles, closures and labels used by the Company during 1999 at its manufacturing facilities were purchased from Owens Illinois Plastics Products Inc., Owens Illinois Closure Inc., and Owens-Illinois Labels, Inc. (collectively referred to as "Owens"). The Owens plants used in connection with the manufacture of such bottles are located near the Company's manufacturing facilities and the majority of each Owens plant's production is dedicated to the Company. In January 1999, the Company and Owens amended the current agreement between the two companies which expires on December 31, 2003. The Company has agreed to purchase all currently supplied materials from Owens in return for Owens' agreement to dedicate certain of its machinery to meet the Company's packaging requirements and provide additional machinery if necessary. Certain molds used to manufacture the Company's packaging are not owned by the Company.

In September 1999, the Company entered into an agreement with Inland Container to purchase substantially all its corrugated boxes that the Company uses over the next four years in consideration of certain cost reductions.

The Company's reliance on a sole supplier or limited group of suppliers and subcontractors involves several risks, including increased risk of inability to obtain adequate supplies, or assure acceptable quality, and reduced control over pricing and timely delivery. Although the timeliness, quality and pricing of deliveries from the Company's suppliers have been acceptable to date and the Company believes that additional sources of supply generally are available, there can be no assurance that supplies will be available on an acceptable basis or that delays in obtaining new suppliers, particularly of plastic bottles, will not occur. The Company's inability to obtain adequate supplies of chemicals, packaging materials, manufacturing equipment or finished products at acceptable prices could have a material adverse effect on the Company's business. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Current Developments."

In January 1996, the Company entered into a lease for a facility located in Edison, New Jersey. Until 1997, this facility was used for the manufacture of the Company's scented candle air freshener products, as well as for additional warehouse and distribution capacity. In May 1997, the Company, as part of its cost reduction strategy, closed its Edison, New Jersey facility and moved its candle manufacturing operation to the Company's North Brunswick, New Jersey facility. In addition, in 1997 the Company purchased a new facility adjacent to its existing North Brunswick, New Jersey facility to consolidate its East Coast warehousing operations. See Item 2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Costs."

The Company also has certain products manufactured to the Company's specifications by independent contractors. The Company subcontracts the manufacture of products based on cost effectiveness, manufacturing capacity and a desire to avoid large capital commitments associated with manufacturing before the Company can determine the long term success of such products. The Company's purchases from subcontractors generally are made pursuant to purchase orders.

In 1998 and continuing during 1999, the Company began manufacturing products on behalf of certain customers in order to maximize the manufacturing capacity, operational efficiencies and the technological advancements that the Company has developed. The Company intends to enter into only those arrangements that it believes will be beneficial to the Company and fit with its strategic goals.



INVENTORY PRACTICE AND ORDER BACKLOG

The Household Products industry generally is characterized by prompt delivery of products by suppliers. The Company strives to maintain the time between the Company's receipt of a customer's order and shipment to the customer at one to seven business days. The Company generally maintains between two and ten days of finished core products inventory. As a result of the short lead time between the order and delivery of its products, the Company does not maintain a significant backlog. The Company experienced distribution difficulties beginning in the latter part of the third quarter of 1996 and during 1997 attributable to the Company's rapid growth in sales and the assimilation of three new manufacturing and distribution facilities. See "--Marketing and Distribution."


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

Although the Company considers certain of its packaging, labels, trademarks and designs to be proprietary, certain of this packaging, labels, trademarks and designs is not protected by copyright or trademark registration. In addition, the Company from time to time has received, and may receive in the future, communications from third parties asserting and challenging intellectual property rights relating to the Company's products, labels, trademarks and packaging. There can be no assurance that third parties will not successfully assert claims against the Company with respect to existing or future products or packaging. Should the Company be found to infringe upon the intellectual property rights of others, the Company could be required to cease use of certain products, trademarks, labels or packaging or pay damages to the affected parties, either of which could have a material adverse effect on the business and operations of the Company.

Substantial costs also may be incurred by the Company in redesigning its labels or packaging, in selecting and clearing a new trademark or in defending any legal action taken against it. Packaging, labels, trademarks and designs generally are reviewed by the Company's intellectual property counsel prior to their general adoption and usage.

Manufacturers normally seek United States and foreign patent protection for the chemical formulations that they develop and numerous third party patents that relate to laundry and household cleaning products are on file with the United States Patent and Trademark Office. Formulations of the products produced by the Company generally are provided by the Company's third party chemical suppliers who are responsible for the intellectual property, if any, in such formulations. The Company believes it has been able to introduce products comparable to those introduced by most of its competitors by using manufacturing methods or materials that are not protected by patents or by acquiring patented formulations.


COMPETITION

The Company experiences substantial competition from a number of suppliers of laundry and household cleaning products, including larger premium priced, midpriced and private label suppliers. Many of these suppliers have substantially greater financial, technical, marketing, distribution and other resources than the Company. In addition, there are several value brand suppliers which compete directly with the Company. The Company believes its products compete primarily on the basis of price, product performance and customer service and the Company does not intend to compete on the basis of premium priced brand product features.

The Company estimates, based on Information Resources Inc. consumer products market analysis for the year ended December 31, 1999, that the two largest suppliers in the laundry and household cleaning products industry were Procter & Gamble Co. and Unilever N.V. These two suppliers accounted for an aggregate of approximately 60.6% and 18.2% of 1999 domestic retail sales of liquid laundry detergents and liquid fabric softeners, respectively. These two product categories accounted for 51.1% and 17.4%, respectively, of the Company's net sales in 1999.

The laundry and household cleaning products industry is characterized by substantial price competition which is effected through changes in price, product size and promotions. The Company believes it typically is not affected by price changes initiated by larger premium priced or midpriced suppliers whose pricing is substantially higher than the Company's pricing. Some suppliers of value brands or store brands compete directly with the Company as low price suppliers. Competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Such competitive pricing has in certain cases necessitated and may continue to necessitate price reductions by the Company and has and may continue to result in lost orders. There can be no assurance that future price or product changes by the Company's competitors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes of its own to maintain its current market position.


EMPLOYEES

As of December 31, 1999, the Company had 607 fulltime employees, of whom 74 worked in executive, administrative or clerical capacities, 402 worked in design and manufacturing, 93 worked in warehouse facilities and 38 worked in sales. The Company believes that its relations with its employees are good. The Company has never experienced any interruption of any of its operations due to a labor disagreement with its employees. The Company also utilizes temporary employees as necessary.


ENVIRONMENTAL REGULATION

The Company is subject to various federal, state and local environmental laws and regulations, including those relating to wastewater discharge, air quality and the storage, handling and disposal of a variety of substances. Some of the chemicals used by the Company and stored at its manufacturing facility are materials regulated by federal or state environmental protection agencies. While the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditure requirements for environmental compliance because of continually changing compliance standards and technology. Consequently, unforeseen expenditures required to comply with such laws and regulations, including unforeseen environmental liabilities, could have a material adverse effect on the Company's business. The Company maintains $6.0 million of insurance coverage for environmental liabilities. See Item 2, "Properties."


EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth-certain information with respect to the executive officers and significant employees of the Company as of December 31, 1999:


NAME                          AGE  POSITION
----                         ----- --------
Uri Evan ................... 64    Chairman of the Board; Chief Executive Officer
Daniel Bergman ............. 42    Vice President; Director of New York Metro Sales; Secretary; Director
Albert DeChellis ........... 50    Vice President of Sales and Marketing
Richard D. Coslow .......... 58    Executive Vice President; Chief Financial Officer; Treasurer
Keith Spero ................ 46    Executive Vice President; General Manager; Assistant Secretary

URI EVAN has been Chairman of the Board of the Company since 1989 and Chief Executive Officer since 1993. Mr. Evan is a cofounder of Net Grocer Inc., a nationwide, low-cost interactive grocery shopping service on the Internet. From 1991 to 1992, he served as Chairman and Chief Executive Officer of I. Rokeach & Sons Inc., a kosher food manufacturing and marketing company. From 1988 to 1990, Mr. Evan was Chairman and Chief Executive Officer of Newrock Development Inc., a real estate development company. From 1969 to 1986, Mr. Evan was President and Chief Executive Officer of Engineering Services Group, a Tel Aviv based international engineering, printing and publishing conglomerate of which he was a cofounder. From 1970 to 1982, he served as Chairman of Organization and Management Sciences Consultants Ltd., an Israeli management and computer sciences firm of which he was a cofounder.

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

ALBERT DECHELLIS was appointed Vice President of Sales and Marketing in January 2000. He joined the Company in February 1999 as Vice President of Business Development. From 1994 to 1998, he served as President of the Fragrance Division and International Division of Renaissance Cosmetics. From 1992 to 1994, he served as President of Benckiser Consumer Products. From 1987 to 1992, he served as Vice President of Sales for Benckiser Consumer Products. From 1971 to 1987, he held various sales management positions with the Consumer Division of Ecolab Inc.

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


ITEM 2. PROPERTIES

The Company currently conducts a substantial portion of its operations from a 360,000 square foot facility located in North Brunswick, New Jersey. The Company's executive offices and its manufacturing, distribution and administration departments are all located in that facility. The lease relating to this facility expires in 2004, subject to two five-year extensions. The Company also leases seven additional sales offices throughout the United States.

In January 1996, the Company entered into a lease for a 175,000 square foot facility located in Edison, New Jersey. This facility was used by the Company for the manufacture of the Company's scented candle air freshener products, as well as for additional warehouse and distribution capacity. In May 1997, the Company, as part of its cost reduction strategy, closed its Edison, New Jersey facility and moved its candle manufacturing operation to the Company's North Brunswick, New Jersey facility. This facility was subleased to a tenant on June 1, 1998, which subsequently filed for bankruptcy on February 11, 1999. During the second quarter of 1999, the Company obtained possession of the facility and subsequently subleased the facility for the remainder of the lease term, which expires in 2001.

In August 1996, the Company purchased a 360,000 square foot facility located in Harrisonville, Missouri for the production and distribution of liquid and powder laundry products.

In March 1997, the Company purchased a 650,000 square foot facility in North Brunswick, New Jersey, adjacent to the Company's existing facility, as part of its efforts to consolidate its East Coast warehousing and distribution operations. As of December 31, 1999, the Company subleases a total of approximately 400,000-square feet of this facility to three tenants. This property is currently the subject of an Administrative Consent Order issued by the New Jersey Department of Environmental Protection (the "NJDEP"), relating to the remediation of certain hazardous wastes which were discharged onto the property by the prior owner. The prior owner has undertaken substantial remediation efforts to date to clear the property of these hazardous wastes and has posted a bond with the NJDEP to secure the costs to continue these cleanup activities. In addition, the prior owner has provided the Company with an undertaking to complete the cleanup of the property to the standards required by the NJDEP, and a complete indemnity against any claims or obligations to clean up the property which may be asserted against the Company and which arise from any hazardous wastes that existed on the property on the date acquired by the Company. While the Company believes it has taken adequate steps to protect its interests, there can be no assurance that the Company will not incur costs in connection with environmental matters concerning the property. In March 2000, the Company announced its intention to sell this facility which represents excess capacity. The Company expects that when and if the transaction is completed, it will realize in excess of its carrying value and the funds generated by the sale should be available to retire debt and invest in appropriate market and capital opportunities.

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

For the fiscal year ended December 31, 1999, the Company recorded total rent expense and real estate taxes for all properties, excluding the Edison facility, of approximately $1.7 million, offset in part by income from rent and property tax of approximately $1.2 million.


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

In December 1998, the Company finalized an agreement to settle for $10.0 million the consolidated stockholder class action. The Company's total cost under the agreement, including legal fees, after insurance and other participation, was approximately $3.3 million, all of which was paid in November 1998. The Company recorded a charge in that amount during the second quarter of 1998. After notice to the class, on December 14, 1998, the court granted final approval of the proposed settlement and dismissed the class actions.

In connection with the quarterly and annual results of operations originally reported by the Company for certain fiscal quarters in 1996 and 1997 and the fiscal year ended December 31, 1996, the Company received a formal request from the Securities and Exchange Commission (the "SEC") for the production of various documents and the testimony of certain current and former employees. The Company has been providing documentation and other materials to the SEC in response to the request, and the testimony of certain persons has been taken.

On September 12, 1997, the Company was made aware of a claim by North Brunswick Water, LLC and North Brunswick Township (collectively "NBWC") covering among other things, unpaid water and sewer charges. The initial amount of this claim was $5,000,000. NBWC also claimed that the Company was precluded under local ordinances from using wells on its site to draw water for production purposes. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and seeking injunctive relief to prevent NBWC from taking any steps to discontinue water and sewer service pending resolution of the claim. As a result of the institution of the litigation, the Company and NBWC entered into a Consent Order to prevent discontinuation of water and sewer service. Pursuant to the terms of this Consent Order, the Company has paid approximately $860,000 to NBWC since October 1997.


On March 10, 1998, the Court entered an Order granting the Company's motion for partial summary judgment. The Court ruled that local ordinances did not preclude use of the wells for manufacturing purposes. This ruling was appealed to the Appellate Division of Superior Court by the defendants.


Since commencement of the litigation, the parties have engaged in substantive and detailed settlement discussions. On January 11, 1999, the parties agreed in principle upon a settlement, under which the Company has paid an additional $40,000 to NBWC, which represents certain unpaid, contested sewer charges for 1998. In addition, the Company agreed to pay a total of $600,000 over three years plus simple interest at a rate of 5% in return for NBWC granting the Company a perpetual license at no additional costs to use the wells up to the full extent ultimately permitted by the NJDEP. The pending litigation, including the appeal of the March 10, 1998 order has been dismissed.


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


                                                       HIGH          LOW
                                                   -----------   ----------
1998
First Quarter ..................................    $  14.69      $  7.75
Second Quarter .................................       17.94      $ 12.25
Third Quarter ..................................       17.25         6.25
Fourth Quarter .................................       10.25         6.00

1999
First Quarter ..................................    $   7.50      $  6.00
Second Quarter .................................        6.88         4.63
Third Quarter ..................................        6.00         4.31
Fourth Quarter .................................        6.31         2.38

2000
First Quarter (through March 10, 2000) .........    $   3.13      $  2.17

The number of stockholders of record of the Common Stock on March 10, 2000 was
63. On March 10, 2000, the last reported sale price of the Common Stock as reported by The Nasdaq National Market was $2.50 per share.


SALES OF UNREGISTERED SECURITIES


On December 26, 1997, the Company granted a warrant to purchase 350,000 shares of Common Stock to Frederick R. Adler, a director of the Company, in consideration of the issuance of a note from Mr. Adler in the amount of $175,000 and investment banking services to be rendered by Mr. Adler during the three year period commencing January 1, 1998. The warrant is exercisable beginning December 2000 or, if earlier, upon the occurrence of an "Accelerating Event" as defined in the warrant, at an exercise price of $7.875 per share of Common Stock (the market price of the Common Stock on the grant date). The Company valued the warrant at approximately $375,000, the amount specified by an independent banking and valuation firm engaged by the Company. The value of the warrant, net of consideration to be received, was deferred and is being amortized over the three year consulting period.


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


See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

DIVIDEND POLICY


The Company has not paid dividends (other than S Corporation distributions prior to the 1995 IPO) and does not anticipate paying any dividends in the foreseeable future. Certain of the Company's credit facilities contain restrictions on the Company's ability to declare and pay dividends.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE
        DATA)


The following selected financial data are derived from the audited consolidated financial statements of the Company. No cash dividends, other than S Corporation distributions, were paid for any years presented.




                                                                              YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------
                                                            1995          1996          1997          1998         1999
                                                       ------------- ------------- ------------- ------------- -----------
INCOME STATEMENT DATA:
Net sales ............................................   $ 104,878     $ 172,424     $ 227,269     $ 220,099     $ 242,726
Cost of goods sold ...................................      72,921       121,498       175,851       147,677       163,964
                                                         ---------     ---------     ---------     ---------     ---------
Gross profit .........................................      31,957        50,926        51,418        72,422        78,762
Selling, general and administrative expenses .........      22,232        43,878        70,336        62,109        72,667
Restructuring costs (2) ..............................           0             0         2,379           730             0
Litigation settlement (1) ............................           0             0             0         3,266             0
                                                         ---------     ---------     ---------     ---------     ---------
Income/(loss) from operations ........................       9,725         7,048       (21,297)        6,317         6,095
Interest expense-net .................................         544           868         3,232         5,032         4,370
                                                         ---------     ---------     ---------     ---------     ---------
Income/(loss) before provision (benefit) for
 income tax ..........................................       9,181         6,180       (24,529)        1,285         1,725
Income tax provision/(benefit) .......................       2,156         2,473        (3,448)          137            75
                                                         ---------     ---------     ---------     ---------     ---------
Income/(loss) before extraordinary charge ............       7,025         3,707       (21,081)        1,148         1,650
Extraordinary charge .................................           0             0             0           282            64
                                                         ---------     ---------     ---------     ---------     ---------
Net income/(loss) ....................................   $   7,025     $   3,707     $ (21,081)    $     866     $   1,586
                                                         =========     =========     =========     =========     =========
Basic income/(loss) per share before
 extraordinary charge ................................                 $    0.27     $   (1.53)    $     .08     $     .12
Extraordinary charge .................................                         0             0         ( .02)         (.01)
                                                                       ---------     ---------     ---------     ---------
Basic net income/(loss) per share ....................                 $    0.27     $   (1.53)    $     .06     $     .11
                                                                       =========     =========     =========     =========
Weighted average shares outstanding -- basic .........                    13,589        13,789        13,823        13,826
                                                                       =========     =========     =========     =========
Diluted income/(loss) per share before
 extraordinary charge ................................                 $    0.27     $   (1.53)    $     .08     $     .12
Extraordinary charge .................................                         0             0         ( .02)          .01
                                                                       ---------     ---------     ---------     ---------
Diluted net income/(loss) per share ..................                 $    0.27     $   (1.53)    $    0.06     $     .11
                                                                       =========     =========     =========     =========
Weighted average shares outstanding --
 diluted .............................................                    13,840        13,789        14,069        13,867
                                                                       =========     =========     =========     =========
PRO FORMA INCOME STATEMENT DATA (3):
Earnings before income tax as reported ...............   $   9,181
Pro forma income tax provision .......................       3,756
                                                         ---------
Pro forma net income .................................   $   5,425
                                                         =========
Pro forma basic net income per share .................   $    0.43
                                                         =========
Weighted average number of shares
 outstanding .........................................      12,494
                                                         =========
Pro forma diluted net income per share ...............   $    0.43
                                                         =========
Weighted average number of shares outstanding
 and dilutive options ................................      12,553
                                                         =========
Working capital ......................................   $  11,132     $  35,283     $   6,703     $   2,496     $   8,003
Total assets .........................................      40,590        98,476       102,808        90,929        94,686
Short-term debt ......................................       7,320         5,819         2,501         3,334         3,534
Long-term debt .......................................       1,830        29,311        38,998        32,969        36,953
Stockholders' equity .................................      20,292        36,099        15,584        17,314        18,900

----------
(1) Litigation settlement includes the Company's total cost under the agreement to settle the consolidated stockholder class action, including legal fees. All such costs were expensed and paid in 1998.

(2) Restructuring cost includes the cost of moving the Company's candle production line and inventory, the write off of related leasehold improvements and a provision for future lease expenses in connection with the shut down of the Company's Edison, New Jersey facility.

(3) Pro forma net income represents net income less a provision for income taxes that would have been required had the Company been taxed as a C corporation during the entire period presented. The Company elected to be treated as a Subchapter S corporation until August 10, 1995 (one day prior to the closing of the Company's Initial Public Offering and, as a result, was not subject to federal and certain state income taxes prior to that time. No pro forma adjustments have been made for additional compensation expense paid to the existing stockholders of the Company who are officers of the Company associated with the termination of the Company's corporation status in connection with the 1995 IPO or for a reduction in interest expense relating to the assumed pay down of borrowings under the Company's then-existing working capital line of credit with the net proceeds of the 1995 IPO, because the net effect of such adjustments is not material.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain income statement data expressed as a percentage of net sales. Certain column totals set forth may not add due to rounding.




                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                             1997          1998          1999
                                                         -----------   -----------   -----------
Net sales ............................................       100.0%        100.0%        100.0%
Cost of goods sold ...................................        77.4          67.1          67.6
                                                             -----         -----         -----
Gross profit .........................................        22.6          32.9          32.4
Selling, general and administrative expenses .........        31.0          28.2          29.9
Restructuring costs ..................................         1.0           0.3            --
Litigation settlement ................................          --           1.5            --
                                                             -----         -----         -----
Income/(loss) from operations ........................       ( 9.4)          2.9           2.5
Interest expenses -- net .............................         1.4           2.3           1.8
                                                             -----         -----         -----
Income/(loss) before income taxes ....................       (10.8)          0.6           0.7
Provision (benefit) for income taxes .................       ( 1.5)           --            --
Extraordinary charge .................................          --           0.1            --
                                                             -----         -----         -----
Net income (loss) ....................................       ( 9.3)          0.4           0.7
                                                             =====         =====         =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales for the year ended December 31, 1999 increased 10.3% to $242.7 million from $220.1 million for the year ended December 31, 1998. The increase was primarily attributable to an increase in unit sales of laundry detergents and household cleaners due to the expanded distribution of current products and the introduction of new products.

Gross profit for the year ended December 31, 1999 increased 8.8% to $78.8 million from $72.4 million for the year ended December 31, 1998. Gross profit as a percentage of net sales decreased to 32.4% for the year ended December 31, 1999 from 32.9% for the same period in 1998. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase of 0.4% in direct labor costs.

Selling, general and administrative expenses increased 17.0% to $72.7 million for the year ended December 31, 1999 from $62.1 million for the year ended December 31, 1998. As a percentage of net sales, these expenses increased to 29.9% for the year ended December 31, 1999 from 28.2% for the same period in 1998. The increase as a percentage of net sales was primarily due to increases of 1.3% in marketing funds (co-op advertising, promotional allowances and slotting amortization), 0.2% in freight to customers and 0.1% in selling expenses, offset in part by a decrease of 0.3% in general and administrative expenses.

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

Interest and amortization of deferred financing costs-net decreased to $4.4 million for the year ended December 31, 1999 from $5.0 million for the year ended December 31, 1998. The higher costs during 1998 were primarily the result of the accelerated amortization of warrant and bank closing costs in 1998 directly related to the Company's efforts to refinance its then existing credit facility. See -- "Liquidity and Capital Resources -- Bank Debt."

Income tax provision for the year ended December 31, 1999 of approximately $75,000 and the income tax provision for the year ended December 31, 1998 of approximately $137,000 are based on actual tax computations for each of the periods. The difference between the effective rate and the statutory rate for 1999 relates primarily to the application of the allowable portion of the Company's net operating loss carry forward.

The extraordinary charge of approximately $64,000 and $282,000 for the years ended December 31, 1999 and 1998, respectively, relates to the write-off of deferred financing costs related to the early extinguishments of the PNC debt.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales for the year ended December 31, 1998 decreased 3.2% to $220.1 million from $227.3 million in the year ended December 31, 1997. The decrease was primarily due to a decrease in unit sales of household cleaners and air fresheners offset by an increase in unit sales of liquid and powder laundry detergents.

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


Interest and amortization of deferred financing costs-net increased to $5.0 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997, primarily as a result of higher average outstanding borrowings and the accelerated amortization of warrant and bank closing costs directly related to the Company's efforts to refinance its then existing credit facility. See -- "Liquidity and Capital Resources -- Bank Debt."


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


The extraordinary charge of $282,000 relates to the write-off of deferred financing costs related to the early extinguishment of the PNC debt.


SEASONALITY


The Company has experienced, and may experience in the future, quarter to quarter fluctuations in its operating results as a result of the timing and introduction of new products and the tendency of certain retailers to provide reduced or less desirable display space for the Company's laundry detergent products during the holiday shopping season.


LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1999, the Company's working capital was $8.0 million compared to working capital of $2.5 million at December 31, 1998.


Net cash provided by operating activities for the year ended December 31, 1999 was $3.8 million compared to $10.3 million in the prior year. The cash provided by operating activities in 1999 resulted primarily from depreciation and amortization of $11.1 million, net income of $1.6 million, loss on the disposal of fixed assets of $0.2 million and decreased inventory of $0.2 million offset, in part by an increase in accounts receivable of $3.9 million, an increase in prepaid expenses, cash overdraft and other current and non-current assets of $3.0 million, a decrease in accounts payable and accrued expenses of $2.1 million, a decrease in the provision for customer allowances and doubtful accounts of $0.1 million and amortization of deferred rent of $0.2 million.


Net cash used in investing activities for the year ended December 31, 1999 was $4.6 million relating primarily to the acquisition and upgrades of production equipment and information systems. The Company anticipates that capital expenditures for 2000 will be approximately $5.0 million, which includes expenditures for continued enhancements to the Company's manufacturing, distribution and information systems.


Net cash provided by financing activities for the year ended December 31, 1999 was $1.0 million which resulted primarily from an increase in net borrowings under the Company's credit facilities of $6.2 million offset in part by an increase in restricted funds of $2.0 million, a decrease in notes payable of $2.0 million, an increase in deferred financing costs of $.7 million, a decrease in other current and non-current liabilities of $.5 million.

Bank Debt and Other Debt

On February 25, 1998, the Company and PNC Bank National Association ("PNC") entered into an amended and restated Loan and Security Agreement, which replaced the Company's prior credit facility with PNC and which waived all defaults under the prior facility. Under the amended agreement, the Company made a principal payment of $5.0 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the then outstanding principal indebtedness, approximately $35.0 million, was extended to January 4, 1999. Of the $5.0 million paid to PNC, $4.0 million was loaned to the Company by 101 Realty Associates, L.L.C. ("101 Realty"), at a rate of 9.5% per annum. 101 Realty is a New Jersey limited liability company owned by Uri Evan, the Company's Chairman and Chief Executive Office, Dinah Evan, Mr. Evan's wife, Daniel Bergman, a Director and beneficial owner of more than 5% of the Company's outstanding Common Stock, and Frederick J. Horowitz, Mark Antebi and Joseph Cohen, each of whom was the beneficial owner of more than 5% of the Company's outstanding Common Stock at the time the loan was made. The loan from 101 Realty was secured by a second mortgage on one of the Company's properties, subject to a first mortgage held by PNC in the amount of $5 million. Additionally, each of Messrs. Evan, Horowitz, Bergman, Cohen and Antebi jointly and severally guaranteed repayment of an additional $5 million of the Company's then outstanding indebtedness to PNC.

In connection with the transaction, PNC received a warrant to purchase 140,000 shares and 101 Realty received a warrant to purchase 98,524 shares of the Company's Common Stock. In conjunction with the issuance of the PNC warrant, the Company recognized, in the first quarter of 1998, a deferred charge of approximately $415,000, which was originally amortized over the period ending June 30, 1999. In connection with the issuance of 101 Realty warrant, the Company recognized a deferred charge of $335,000 in the first quarter of 1998. This charge was deferred and is being amortized over the period ending March 31, 2001.

On August 14, 1998, the Company entered into a Loan and Security Agreement (the "FINOVA Agreement") with a syndicate of lenders including FINOVA Capital Corporation ("FINOVA"), as agent for itself and other lenders, providing the Company with up to $48.5 million of available financing. The Agreement consists of a five-year revolving credit facility of up to $40.0 million, subject to availability based on eligible accounts receivable and inventory, and two five-year term loans aggregating $8.5 million. The revolving credit facility bears interest at rate of prime plus .75%. On December 31, 1999, the rate was 9.25% and net availability to the Company under the revolving credit facility was $5.3 million.

Term Loan A in the original amount of $6.4 million is repayable in 59 fixed monthly principal payments of $76,190 and a final principal payment of $1,904,767. This loan bears interest at a fixed rate of 9.33%. Term Loan B in the original amount of $2.1 million is repayable in 60 fixed monthly principal payments of $35,000. This loan bears interest at prime plus 2.0%. On December 31, 1999, the interest rate was 10.50%.

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

Twenty-five million dollars of the initial proceeds form the FINOVA Agreement was used to pay down the Company's credit facility with PNC. In connection with this payment, the due date of the remaining $10.1 million of debt owed to PNC was extended until June 30, 1999, personal guarantees by certain stockholders of the Company aggregating $5.0 million were cancelled and the number of shares of Common Stock issuable to PNC pursuant to a previously issued warrant was fixed at a minimum level of approximately 140,000 shares, subject to certain anti-dilution provisions.

On February 26, 1999, the Company refinanced its existing indebtedness by amending and restating the FINOVA Agreement to provide for an additional $14.5 million of financing. The additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule with interest at prime plus 1.0%. At December 31, 1999, the interest rate was 9.5%. All indebtedness to FINOVA is due in September 2003. The Company used $10.1 million of the additional facility to pay off its remaining indebtedness to PNC. An additional $4.0 million of the proceeds were set aside for the repayment of the Company's indebtedness to 101 Realty, provided the Company meets certain working capital levels and achieves specified profitability levels. In May, 1999 the Company released $2.0 million of the reserved proceeds to pay down a portion of its indebtedness to 101 Realty. The FINOVA Agreement provides for the reserved funds to be used to pay down a portion of the $14.5 million of additional indebtedness to the extent the Company does not meet the working capital and profitability levels required for the repayment of the 101 Realty indebtedness. The increase in availability under the FINOVA Agreement required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

During the year ended December 31, 1999, the Company recorded an extraordinary charge of approximately $64,000 related to the early termination of the Company's indebtedness to PNC.

The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. Management believes the Company's present credit facility will adequately support its ongoing, debt service and capital expenditure requirements for at least the next twelve months. The Company's operating plan for the remainder of 2000 includes improving its cost control programs and selling a distribution facility. If the Company is successful in selling its distribution facility, management believes it will realize an amount in excess of its current carrying value.


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


CURRENT DEVELOPMENTS

In 1999, the cost of resin and paperboard increased approximately $.17 per pound and $50 per ton, respectively. These increases have impacted and will continue to impact the cost of plastic bottles and corrugated boxes that the Company uses. In the first two moths of fiscal 2000 the cost of fuel used by the companies independent freight carriers has increased $.19 per gallon. Based on the above, our freight carriers have passed some of these costs onto the Company. There can be no assurance that future price increases from the Company's suppliers will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes or other manufacturing efficiencies of its own to offset these price increases.


INFLATION

Other than described under the heading "Current Developments" above, the Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.


NEW FINANCIAL ACCOUNTING STANDARDS

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designated as a hedge. SFAS 133 will be effective for the Company's first quarter ending December 13, 2001. The Company does not expect any material impact on the financial conditions or operations from adoption of SFAS No. 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Fair Value of Financial Instruments -- The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


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


The following methods and assumptions were used to estimate the fair value of the financial instruments: Trade accounts receivable and payables and accrued expenses -- The fair value of these receivables and payables equal their carrying value because of their short maturities.


Revolving Credit Line and Terms Loans -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which no market quotes are available. The carrying amount of these debt facilities is believed to be a reasonable estimate of fair value. The fair market value of the Company's short and long-term debt is not contingent upon interest rates.


Interest Rates. The Company is exposed to market risk from changes in the interest rates on a significant portion of its outstanding indebtedness. Certain outstanding balances under the Credit Agreement bear interest at a variable rate based on a margin over Prime. Based on the amount outstanding as of December 31, 1999, a 100 basis point change in interest rates would result in an approximate $334,000 change to the Company's annual interest expense. For fixed rate debt interest rate changes affect the fair market value of such debt, but do not impact the Company's earnings or cash flows.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See financial statements and supplementary data required pursuant to this Item beginning on page F-1 of this Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information contained under the heading "Proposal No. 1 -- Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 17, 2000, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, is incorporated herein by reference. See "Business -- Executive Officers of the Registrant" in Item 1 of this Report on Form 10-K for information regarding the Company's executive officers.


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

          2. Financial Statement Schedule.

          Schedule II -- Valuation and Qualifying Accounts

          3. Exhibits


  EXHIBIT
  NUMBER                       DESCRIPTION OF EXHIBIT
  -------                      ----------------------
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

  4.2      Specimen Common Stock Certificate. (1)

  4.3      Form of Registration Rights Agreements between the Registrant, Frederick R. Adler and Blair Effron. (1)

 10.1      Lease Agreement dated January 15, 1993 between Maurice M. Weill, Trustee for
           GEEMAC Property, and the Registrant. (1)

 10.2      Supply Agreement dated November 29, 1994 between Owens-Illinois Plastic Products
           Inc., Owens-Illinois Closure Inc. and the Registrant. (1)

 10.3      Amendment No. 2 dated August 1, 1997 to Supply Agreement, dated November 29,
           1994, between Owens-Illinois Plastic Products Inc., Owens-Illinois Plastic Products Inc.,
           Owens-Illinois Closure Inc. and the Registrant. (2) (9) (confidentiality note)*

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

 10.12     Stock Option Plan for Non-Employee Directors. (1)**

 10.13     Form of Directors and Officers Indemnity Agreement. (1)

 10.14     Lease Agreement dated January 26, 1996 between M&E Co. and the Registrant. (2)

 10.15     Purchase and Sale Agreement dated January 22, 1997 between The Okonite Company,
           Inc. and the Registrant. (3)

   EXHIBIT
   NUMBER                      DESCRIPTION OF EXHIBIT
   -------                     ----------------------
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

  10.27      Agreement dated December 26, 1997 between Frederick R. Adler and the
             Registrant. (5)

  10.28      Warrant dated April 30, 1998 issued by the Registrant to 101 Realty Associates,
             L.L.C. (6)

  10.29      Amended and Restated Warrant dated August 14, 1998 issued by the Registrant to PNC
             Bank, N.A. (7)

  10.30      Second Amended and Restated Loan and Security Agreement dated August 14, 1998 between the Registrant and PNC Bank, N.A. (7)

  10.31      Amended and Restated Loan and Security Agreement dated February 25, 1999 between the Registrant and a syndicate of lenders including FINOVA Capital Corporation, First
             Source Financial LLP and LaSalle Business Credit, Inc. (8)

  10.32      Amended and Restated Revolving Loan Note dated February 25, 1999 issued by the
             Registrant to FINOVA Capital Corporation. (8)

  10.33      Amended and Restated Term Loan A Note dated February 25, 1999 issued by the
             Registrant to FINOVA Capital Corporation. (8)

  10.34      Amended and Restated Term Loan B Note dated February 25, 1999 issued by the
             Registrant to FINOVA Capital Corporation. (8)

  10.35      Amended and Restated Agency Agreement dated February 25, 1999 between the
             Registrant to FINOVA Capital Corporation, First Source Financial LLP and LaSalle
             Business Credit. (8)

  10.36      Term Loan C Note, dated February 25, 1999 issued by the Registrant to FINOVA
             Capital Corporation

  10.37      Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of
             November 5, 1999 between Registrant and FINOVA Capital Corporation.

  10.38      Subordination Agreement, dated as of February 25, 1999, by and among the Registrant,
             101 Realty Associate, L.L.C. and FINOVA Capital Corporation (for itself and certain other institutions). (9)

  10.39      West Coast Supply Agreement, dated December 7, 1995, between the Registrant and
             Owens-Brockway Plastic Product. (9)***

   EXHIBIT
   NUMBER                      DESCRIPTION OF EXHIBIT
   -------                     ----------------------
  10.40      Kansas City/Harrisonville, MO Supply Agreement, dated as of December 18, 1996, between the Registrant and Owens-Brockway Plastic Products Inc. (9)***

  10.41      Amendment to Label Supply Agreement between Owens-Illinois Labels, Inc. and USA
             Detergents which was effective January 1, 1997 between the Registrant and
             Owens-Illinois Closure, Inc.(9)***

  10.42      Trigger Sprayer Supply Agreement, dated May 29, 1997, between the Registrant and
             Owens-Illinois Closure, Inc.***

  10.43      Supply Agreement, dated July 15, 1997, between the Registrant and Owens-Illinois
             Labels Inc.***

  10.44      Amendment to Existing Supply Agreements between USA Detergents and
             Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and Owens-Illinois
             Labels Inc., dated January 1, 1999, between the Registrant and Owens-Illinois Plastic
             Products Inc., Owens-Illinois Closure Inc. and Owens-Illinois Labels, Inc. (9)***

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

8. Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ended March 30, 1999.

9. Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1999.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Reports ........................................................   F-2

Consolidated Balance Sheets at December 31, 1999 and 1998 ............................   F-3

Consolidated Statements of Operations for the years ended December 31, 1999, 1998
 and 1997 ............................................................................   F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998
 and 1997 ............................................................................   F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
 1998 and 1997 .......................................................................   F-6

Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998
 and 1997 ............................................................................   F-7

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of USA Detergents, Inc.:

We have audited the accompanying consolidated balance sheets of USA Detergents, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USA Detergents, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


New York, New York
March 3, 2000

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS


                                                                                      DECEMBER 31,
                                                                               ---------------------------
                                                                                   1999           1998
                                                                               ------------   ------------
Current assets:
Cash .......................................................................    $     254      $      --
Accounts receivable, net of customer allowances and doubtful accounts of
 $997 and $1,111 at December 31, 1999 and 1998, respectively................       23,662         19,683
Inventories ................................................................       14,504         14,668
Refundable income taxes ....................................................        3,127          3,221
Prepaid expenses and other current assets ..................................        4,599          4,591
                                                                                ---------      ---------
   Total current assets ....................................................       46,146         42,163
Property and equipment -- net ..............................................       43,417         45,245
Restricted funds ...........................................................        2,002             --
Deferred financing costs ...................................................        1,604          1,376
Other non-current assets ...................................................        1,517          2,145
                                                                                ---------      ---------
   Total assets ............................................................    $  94,686      $  90,929
                                                                                =========      =========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt ..........................................    $   3,534      $   3,334
Cash overdraft .............................................................        1,229            476
Accounts payable ...........................................................       17,785         22,670
Accrued expenses ...........................................................       15,255         12,457
Other current liabilities ..................................................          340            730
                                                                                ---------      ---------
   Total current liabilities ...............................................       38,143         39,667
Long-term debt -- net of current portion ...................................       34,953         32,969
Long-term note payable .....................................................        2,000             --
Other non-current liabilities ..............................................           19             90
Deferred rent payable ......................................................          671            889
                                                                                ---------      ---------
   Total liabilities .......................................................       75,786         73,615
                                                                                ---------      ---------
Commitments and Contingencies
Stockholders' equity:
Preferred stock -- no par value; authorized 1,000,000 shares, none issued ..           --             --
Common stock -- $.01 par value; authorized 30,000,000 shares, issued and outstanding 13,825,602 shares at December 31, 1999 and December 31,
 1998 respectively .........................................................          138            138
Additional paid-in capital .................................................       29,200         29,200
Deficit ....................................................................      (10,263)       (11,849)
Note receivable from shareholder ...........................................         (175)          (175)
                                                                                ---------      ---------
   Total stockholders' equity ..............................................       18,900         17,314
                                                                                ---------      ---------
   Total liabilities and stockholders' equity ..............................    $  94,686      $  90,929
                                                                                =========      =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                              1999            1998            1997
                                                                         -------------   -------------   -------------
Net sales ............................................................     $ 242,726       $ 220,099       $ 227,269
Cost of goods sold ...................................................       163,964         147,677         175,851
                                                                           ---------       ---------       ---------
Gross profit .........................................................        78,762          72,422          51,418
                                                                           ---------       ---------       ---------
Selling, general and administrative ..................................        72,667          62,109          70,336
Restructuring costs ..................................................            --             730           2,379
Litigation settlement ................................................            --           3,266              --
                                                                           ---------       ---------       ---------
                                                                              72,667          66,105          72,715
                                                                           ---------       ---------       ---------
Income (loss) from operations ........................................         6,095           6,317         (21,297)
Interest and amortization of deferred financing costs -- net .........         4,370           5,032           3,232
                                                                           ---------       ---------       ---------
Income (loss) before provision (benefit) for income taxes ............         1,725           1,285         (24,529)
Provision (benefit) for income taxes .................................            75             137          (3,448)
                                                                           ---------       ---------       ---------
Income (loss) before extraordinary charge ............................         1,650           1,148         (21,081)
Extraordinary charge .................................................            64             282              --
                                                                           ---------       ---------       ---------
Net income (loss) ....................................................     $   1,586       $     866       $ (21,081)
                                                                           =========       =========       =========
Basic income (loss) per share before extraordinary charge ............     $     .12       $     .08       $   (1.53)
Extraordinary charge .................................................           .01             .02              --
                                                                           ---------       ---------       ---------
Basic net income (loss) per share ....................................     $     .11       $     .06       $   (1.53)
                                                                           =========       =========       =========
Weighted average shares outstanding -- basic .........................        13,826          13,823          13,789
                                                                           =========       =========       =========
Diluted income (loss) per share before extraordinary charge ..........     $     .12       $     .08       $   (1.53)
Extraordinary charge .................................................           .01             .02              --
                                                                           ---------       ---------       ---------
Diluted net income (loss) per share ..................................     $     .11       $     .06       $   (1.53)
                                                                           =========       =========       =========
Weighted average shares outstanding -- diluted .......................        13,867          14,069          13,789
                                                                           =========       =========       =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                                1999          1998           1997
                                                                            -----------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ......................................................    $   1,586     $    866       $ (21,081)
Adjustments to reconcile net income/(loss) to net cash
 provided by operating activities:
 Depreciation and amortization ..........................................        6,183        5,259           4,223
 Loss on disposal of fixed assets .......................................          235           --              --
 Amortization of deferred financing costs ...............................          532        1,818             490
 Amortization of slotting ...............................................        3,594        4,081           4,149
 Other amortization .....................................................          755          692             578
 Change in the provision for customer allowances and doubtful
   accounts .............................................................         (114)         244            (482)
 Change in deferred rent ................................................         (203)        (127)           (103)
 Decrease in deferred tax asset .........................................           --           --             534
 Decrease in deferred tax liability .....................................           --           --            (735)
Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable .............................       (3,865)       4,422           3,456
 Decrease in inventories ................................................          164        1,365          11,795
 Increase in prepaid expenses and other current assets ..................       (3,602)      (4,274)         (4,492)
 Increase in other non-current assets ...................................         (195)        (360)           (124)
 Increase in cash overdraft .............................................          753          476              --
 (Decrease)/increase in accounts payable and accrued expenses ...........       (2,087)      (8,012)         17,911
 (Increase)/decrease in refundable income taxes .........................           94        3,899          (2,865)
                                                                             ---------     --------       ---------
    Net cash provided by operating activities ...........................        3,830       10,349          13,254
                                                                             ---------     --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment .....................................       (4,590)      (4,832)        (20,862)
                                                                             ---------     --------       ---------
    Net cash used in investing activities ...............................       (4,590)      (4,832)        (20,862)
                                                                             ---------     --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments of current portion of long-term debt ....................           --       (1,226)           (305)
 Repayment of PNC debt ..................................................      (10,081)          --              --
 Net proceeds from/(repayments to) credit facilities ....................       16,265       (7,695)          6,674
 Increase in restricted funds ...........................................       (2,002)          --              --
 (Decrease)/increase in note payable ....................................       (2,000)       4,000              --
 (Decrease)/increase in other current liabilities .......................         (405)         527              38
 Increase in/(repayments of) Oracle purchase obligation .................           --       (1,367)          1,367
 Increase in deferred financing costs ...................................         (692)      (1,808)         (1,057)
 (Decrease)/increase in other non-current liabilities ...................          (71)          90              --
 Exercise of options ....................................................           --          114             366
                                                                             ---------     --------       ---------
    Net cash provided by/(used in) financing activities .................        1,014       (7,365)          7,083
                                                                             ---------     --------       ---------
Net increase/(decrease) in cash .........................................          254       (1,848)           (525)
Cash at beginning of period .............................................           --        1,848           2,373
                                                                             ---------     --------       ---------
Cash at December 31, ....................................................    $     254     $              $   1,848
                                                                             =========     ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR
OPERATING ACTIVITIES:
 Interest paid ..........................................................    $   3,740     $  3,388       $   2,738
                                                                             =========     ========       =========
 Income taxes paid ......................................................    $     226     $    113       $     263
                                                                             =========     ========       =========
 Income tax refunds received ............................................    $     173     $  3,956       $     645
                                                                             =========     ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM
INVESTING AND FINANCING ACTIVITIES:
 Value of warrants issued in connection with bank and related party
   financings ...........................................................                  $    750       $     375
                                                                                           ========       =========
 Exercise of purchase option to acquire a plant facility by cancellation
   of note ..............................................................                                 $   2,250
                                                                                                          =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                      PREFERRED STOCK       COMMON STOCK
                                     ----------------- -----------------------
                                      SHARES   AMOUNT      SHARES      AMOUNT
                                     -------- -------- -------------- --------
BALANCE, December 31, 1996           --       --        $13,752,570    $ 138
Net Loss ...........................
Warrant issued in connection
 with consulting agreement .........
Stock options exercised ............                         53,709
                                                        -----------    -----
BALANCE, December 31, 1997           --       --         13,806,279      138
Net income .........................
Warrants issued in connection
 with financing agreements .........
Stock options exercised ............                         19,323
                                                        -----------    -----
BALANCE, December 31, 1998                               13,825,602      138
Net income ......................... --       --        -----------    -----
BALANCE, December 31, 1999           --       --         13,825,602    $ 138
                                     ==       ==        ===========    =====



                                      ADDITIONAL                                TOTAL
                                        PAID-IN     RETAINED       NOTE     STOCKHOLDERS'
                                        CAPITAL     EARNINGS    RECEIVABLE     EQUITY
                                     ------------ ------------ ----------- --------------
BALANCE, December 31, 1996              $27,595    $   8,366         --      $  36,099
Net Loss ...........................                 (21,081)                  (21,081)
Warrant issued in connection
 with consulting agreement .........        375                    (175)           200
Stock options exercised ............        366                                    366
                                        -------    ---------     ------      ---------
BALANCE, December 31, 1997               28,336      (12,715)      (175)        15,584
Net income .........................                     866                       866
Warrants issued in connection
 with financing agreements .........        750                                    750
Stock options exercised ............        114                                    114
                                        -------    ---------     ------      ---------
BALANCE, December 31, 1998               29,200      (11,849)      (175)        17,314
Net income .........................                   1,586                     1,586
                                        -------    ---------     ------      ---------
BALANCE, December 31, 1999              $29,200    $ (10,263)    $ (175)     $  18,900
                                        =======    =========     ======      =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

USA Detergents, Inc. (the "Company") manufactures and markets nationally distributed value brand laundry and household cleaning products. The Company operates in one industry segment and its products are sold to customers principally in the United States.

Basis of Presentation -- The accompanying Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Inventories -- Inventories are stated at the lower of cost, determined by using the first-in, first-out method, or market. The Company periodically reviews inventory for slow moving or obsolete items. Such items are written down to net realizable value and have not been material for any period presented.

Slotting fees -- The Company incurs certain costs in connection with placing its products. These costs are known in the trade as "slotting fees." Such fees are amortized by the Company over a one year period from the date incurred. Deferred slotting fees are included in prepaid expenses and other current assets and approximated $1,170,000 and $1,002,000, at December 31, 1999 and 1998, respectively.

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

Long-Lived Assets -- Long-lived assets are assessed for recoverability on an ongoing basis. The Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less that the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was indicated as of December 31, 1999.

Depreciation and Amortization -- Depreciation of property and equipment is provided for by using the straightline method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for by the straight-line method over the life of the asset or the lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred.

Trademark and Deferred Loan Costs -- Other assets include trademark costs, which are being amortized using the straight-line method over a period of 10 years, and loan closing costs, which are being amortized over the life of the loan. Amortization expense of the trademark costs was $55,174, $48,619 and $42,243 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

Fair Value of Financial Instruments -- The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodolo-gies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


The following methods and assumptions were used to estimate the fair value of the financial instruments:


Trade accounts receivable and payables and accrued expenses -- The fair value of these receivables and payables equal their carrying value because of their short maturities.


Revolving Credit Line and Terms Loans -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which no market quotes are available. The carrying amount of these debt facilities is believed to be a reasonable estimate of fair value.


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


Revenue Recognition -- Revenue is recognized at the time merchandise is shipped.


Stock-Based Compensation -- Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income (loss) and pro forma net income (loss) per share are provided as if the fair value method was applied.


Basic and Diluted Net Income (Loss) per Share -- Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive potential common shares which will result from the assumed exercise of stock options or warrants.


The following is a reconciliation of the weighted average shares used in the computations of basic and dilutive net income (loss) per share (in thousands):

                                                                   1997       1998        1999
                                                                 --------   --------   ---------
     Weighted average common shares outstanding
       used for basic net income (loss) per share ............    13,789     13,823     13,826
     Dilutive stock options and warrants .....................        --        246         41
                                                                  ------     ------     ------
     Weighted average common shares outstanding
       used for dilutive net income (loss) per share .........    13,789     14,069     13,867
                                                                  ======     ======     ======

For 1997, 1998 and 1999, 121,054, 447,969 and 983,751, respectively, options have been excluded from the computation of dilutive net income (loss) per share because the impact would be antidilutive.


New Accounting Pronouncements -- In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designated as a hedge. SFAS 133 will be effective for the Company's first quarter ending December 31, 2001. The Company does not expect any material impact on its financial condition or operations from adoption of SFAS No. 133.

2. INVENTORIES


Inventories consist of the following:

                                     DECEMBER 31,
                                 ---------------------
                                    1998        1999
                                 ---------   ---------
                                    (IN THOUSANDS)
     Raw material. ...........    $ 8,121     $ 8,950
     Finished goods. .........      6,547       5,554
                                  -------     -------
                                  $14,668     $14,504
                                  =======     =======


3. PROPERTY AND EQUIPMENT


Property and equipment, at cost, consists of the following:

                                                                DECEMBER 31,
                                                           -----------------------
                                                                                        ESTIMATED
                                                              1998         1999        USEFUL LIFE
                                                           ----------   ----------   --------------
                                                               (IN THOUSANDS)
Machinery and equipment ................................    $33,003      $35,093     6 to 10 years
Furniture and fixtures. ................................      3,624        7,361      3 to 7 years
Leasehold improvements. ................................      8,895        9,347     Term of lease
Construction in progress. ..............................      2,578          548
Land. ..................................................      3,833        3,833
Building. ..............................................      7,424        7,424        25 years
                                                            -------      -------
                                                             59,357       63,606
Less accumulated depreciation and amortization .........     14,112       20,189
                                                            -------      -------
                                                            $45,245      $43,417
                                                            =======      =======

Depreciation and amortization expense amounted to $4,223, $5,259 and $6,183 for the years ended December 31, 1997, 1998 and 1999, respectively.


4. DEBT


At December 31, 1998 and 1999, debt consists of:

                                                        1998         1999
                                                     ----------   ----------
     FINOVA Revolving Credit Facility ............    $14,055      $18,976
     FINOVA Term Loan A ..........................      6,172        5,086
     FINOVA Term Loan B ..........................      1,995        1,575
     FINOVA Term Loan C -- Mortgage ..............         --       12,850
     101 Realty Associates Note Payable ..........      4,000        2,000
     PNC Bridge Loan II ..........................     10,000           --
     PNC Capital Expenditure Facility ............         81           --
                                                      -------      -------
                                                       36,303       40,487
     Less amount due in one year .................      3,334        3,534
                                                      -------      -------
                                                      $32,969      $36,953
                                                      =======      =======


Annual maturities of bank and other long-term debt, are as follows:




  YEAR ENDING DECEMBER 31:
  ------------------------
  2000 ...................    $ 3,534
  2001 ...................      4,972
  2002 ...................      2,784
  2003 ...................     29,197
                              -------
                              $40,487
                              =======

On February 25, 1998, the Company and PNC Bank National Association ("PNC") entered into an amended and restated Loan and Security Agreement, which replaced the Company's prior credit facility with PNC and which waived all defaults under the prior facility. Under the amended agreement, the Company made a principal payment of $5.0 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the then outstanding principal indebtedness, approximately $35.0 million, was extended to January 4, 1999. Of the $5.0 million paid to PNC, $4.0 million was loaned to the Company by 101 Realty Associates, L.L.C. ("101 Realty"), at a rate of 9.5% per annum. 101 Realty is a New Jersey limited liability company owned by Uri Evan, the Company's Chairman and Chief Executive Office, Dinah Evan, Mr. Evan's wife, Daniel Bergman, a Director and beneficial owner of more than 5% of the Company's outstanding Common Stock, and Frederick J. Horowitz, Mark Antebi and Joseph Cohen, each of whom was the beneficial owner of more than 5% of the Company's outstanding Common Stock at the time the loan was made. The loan from 101 Realty was secured by a second mortgage on one of the Company's properties, subject to a first mortgage held by PNC in the amount of $5 million. Additionally, each of Messrs. Evan, Horowitz, Bergman, Cohen and Antebi jointly and severally guaranteed repayment of an additional $5 million of the Company's then outstanding indebtedness to PNC.

In connection with the transaction, PNC received a warrant to purchase 140,000 shares and 101 Realty received a warrant to purchase 98,524 shares of the Company's Common Stock. In conjunction with the issuance of the PNC warrant, the Company recognized, in the first quarter of 1998, a deferred charge of approximately $415,000, which was originally amortized over the period ending June 30, 1999. In connection with the issuance of 101 Realty warrant, the Company recognized a deferred charge of $335,000 in the first quarter of 1998. This charge was deferred and is being amortized over the period ending March 31, 2001.

On August 14, 1998, the Company entered into a Loan and Security Agreement (the "FINOVA Agreement") with a syndicate of lenders including FINOVA Capital Corporation ("FINOVA"), as agent for itself and other lenders, providing the Company with up to $48.5 million of available financing. The Agreement consists of a five-year revolving credit facility of up to $40.0 million, subject to availability based on eligible accounts receivable and inventory, and two five-year term loans aggregating $8.5 million. The revolving credit facility bears interest at a rate of prime plus .75%. On December 31, 1999, the rate was 9.25% and net availability to the Company under the revolving credit facility was $5.3 million.

Term Loan A in the original amount of $6.4 million is repayable in 59 fixed monthly principal payments of $76,190 and a final principal payment of $1,904,767. This loan bears interest at a fixed rate of 9.33%. Term Loan B in the original amount of $2.1 million is repayable in 60 fixed monthly principal payments of $35,000. This loan bears interest at prime plus 2.0%. On December 31, 1999, the interest rate was 10.50%.

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

Twenty-five million dollars of the initial proceeds from the FINOVA Agreement was used to pay down the Company's credit facility with PNC. In connection with this payment, the due date of the remaining

$10.1 million of debt owed to PNC was extended until June 30, 1999, personal guarantees by certain stockholders of the Company aggregating $5.0 million were cancelled and the number of shares of Common Stock issuable to PNC pursuant to a previously issued warrant was fixed at a minimum level of approximately 140,000 shares, subject to certain anti-dilution provisions.

On February 26, 1999, the Company refinanced its existing indebtedness by amending and restating the FINOVA Agreement to provide for an additional $14.5 million ("Term Loan C") of financing. The additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule with interest at prime plus 1.0%. At December 31, 1999, the interest rate was 9.5%. All indebtedness to FINOVA is due in September 2003. The Company used $10.1 million of the additional facility to pay off its remaining indebtedness to PNC. An additional $4.0 million of the proceeds were set aside for the repayment of the Company's indebtedness to 101 Realty, provided the Company meets certain working capital levels and achieves specified profitability levels. In May, 1999 the Company released $2.0 million of the reserved proceeds to pay down a portion of its indebtedness to 101 Realty. The FINOVA Agreement provides for the reserved funds to be used to pay down a portion of the $14.5 million of additional indebtedness to the extent the Company does not meet the working capital and profitability levels required for the repayment of the 101 Realty indebtedness. The increase in availability under the FINOVA Agreement required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

During the year ended December 31, 1999, the Company recorded an extraordinary charge of approximately $64,000 related to the early termination of the Company's indebtedness to PNC.


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

On September 12, 1997, the Company was made aware of a claim by North Brunswick Water, LLC and North Brunswick Township (collectively "NBWC") covering among other things, unpaid water and sewer charges. The initial amount of this claim was $5,000,000. NBWC also claimed that the Company was precluded under local ordinances from using wells on its site to draw water for production purposes. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and seeking injunctive relief to prevent NBWC from taking any steps to discontinue water and sewer service pending resolution of the claim. As a result of the institution of the litigation, the Company and NBWC entered into a Consent Order to prevent discontinuation of water and sewer service. Pursuant to the terms of this Consent Order, the Company has paid approximately $860,000 to NBWC since October 1997.

On March 10, 1998, the Court entered an Order granting the Company's motion for partial summary judgment. The Court ruled that local ordinances did not preclude use of the wells for manufacturing purposes. This ruling was appealed to the Appellate Division of Superior Court by the defendants.

Since commencement of the litigation, the parties have engaged in substantive and detailed settlement discussions. On January 11, 1999, the parties agreed in principle upon a settlement, under which the Company has paid an additional $40,000 to NBWC, which represents certain unpaid, contested sewer charges for 1998. In addition, the Company agreed to pay a total of $600,000 over three years plus simple interest at a rate of 5% in return for NBWC granting the Company a perpetual license at no additional costs to use the wells up to the full extent ultimately permitted by the NJDEP. The pending litigation, including the appeal of the March 10, 1998 order has been dismissed.

The Company is also involved in various routine legal proceedings of a nature it deems to be customary to a company of its size. The Company believes the ultimate disposition of these actions will not have a material adverse effect on its financial position and results of operation.


LEASES

The Company is committed under various operating leases which expire at varying dates through the year 2080. Aggregate minimum future lease payments, exclusive of payments for real estate taxes and operating costs, are as follows (in thousands):




                                 GROSS RENT   SUB LEASE
  YEAR ENDING DECEMBER 31,       COMMITMENT    INCOME
  ------------------------      ------------ ----------
  2000. .......................    $ 3,230     $1,131
  2001. .......................      2,449         --
  2002. .......................      2,168         --
  2003. .......................      2,077         --
  2004. .......................        553         --
  Thereafter. .................        912         --
                                   -------     ------
                                   $11,389     $1,131
                                   =======     ======

Rent expense, net of sublease income, charged to operations amounted to $3,165,000, $3,030,000 and $606,000 for the years ended December 31, 1997, 1998 and 1999, respectively, including real estate taxes and operating escalations.

Rent expense recognized annually differs from actual rent paid as a result of free rent periods and escalations in base rent provided in the leases. Accordingly, the Company has recorded deferred rent of $1,091,000 and $889,000 at December 31, 1998 and 1999, respectively. This amount is being amortized by the straightline method over the life of the lease. The amortization of the deferred rent was $37,636, $37,636 and $202,636 for the years ended December 31, 1997, 1998 and 1999, respectively.

SERVICING AGREEMENT

Substantially all of the bottles, closures and labels used by the Company during 1999 at its manufacturing facilities were purchased from Owens Illinois Plastics Products Inc., Owens Illinois Closure Inc., and Owens Illinois Labels, Inc. (collectively referred to as "Owens"). Effective January 1, 1999, the Company and Owens agreed in principle to amend its current agreement that expires December 31, 2003. The monthly payment of $1,317,566 is subject to maximum annual increases of 2%, which will be applied against the purchase price of packaging materials. The agreement provides for the vendor to commit exclusive use of certain machines for the production of packaging material for the Company.


PROFIT SHARING PLAN

The Company had a profit sharing plan in 1997, which was based on the amount by which the Company's operating gross margin (the "OGM"), as defined in a fiscal year, exceeded ten percent. If the Company's OGM exceeded ten percent, a percentage of that excess was placed in a bonus pool based on a predetermined formula provided that the total amount available for distribution was only based on annual gross sales up to $200 million. Fifty-two percent of the bonus pool was allocated for distribution to senior executives. Of the remainder of the bonus pool, no participant was able to receive a distribution greater than 50% of his or her base salary. Amounts not allocated for distribution under the bonus pool would not be distributed. For the year ended December 31, 1997, there were no distributions under the plan.

In 1998, the Company replaced the OGM Plan with a bonus plan for certain employees based on the level of operating income achieved excluding restructuring and litigation settlement charges. If the Company's 1998 and 1999 operating income, as defined, achieved 85% or greater of a predetermined amount, a bonus could be distributed based upon a predetermined formula. For the years ended December 31, 1998 and 1999, approximately $415,000 and $0 was distributed under the plan, respectively.


401-K PLAN

The Company has a qualified 401-K retirement plan (the "Plan") that covers substantially all employees of the Company. For the years ended December 31, 1997, 1998 and 1999 the Company made matching contributions of approximately $30,000, $60,000 and $135,000, respectively. The Company has the option of changing the matching contribution each year, and the right to amend, modify or terminate the Plan.


EMPLOYMENT AGREEMENTS

The Company is obligated under various employment agreements expiring in 2000. As of December 31, 1999, the minimum amount payable in 2000 approximates $206,000.


RELATED PARTY TRANSACTIONS

On February 7, 2000, the Company granted an option to purchase 200,000 shares of Common Stock to Frederick R. Adler, a director of the Company, in consideration for consulting services to be rendered by Mr. Adler during the four year period commencing January 1, 2000. The option is subject to shareholders' approval of an amendment to increase the number of shares available under the Company's 1995 Stock Option Plan. The option vests over a four year period beginning January 1, 2001, at an exercise price of $2.78 per share of Common Stock (110% the market price of the Common Stock on the grant date). The Company valued the option at approximately $50,000, the amount specified by an independent banking and valuation firm engaged by the Company. The value of the option was deferred and will be amortized over the four year consulting period.

The Company's Chief Executive Officer, Chairman of the Board, and a principal stockholder of the Company, was also a director, officer and stockholder of American Value Brands Inc. ("AVB") and another director and principal stockholder of the Company, was also a director and stockholder of AVB.

Purchases made by AVB amounted to $45,430, $0 and $0 for the years ended December 31, 1997, 1998 and 1999, respectively.

The Company, during the year ended December 31, 1997, incurred rental expenses of approximately $90,000 for the use of a portion of AVB's warehouse. In 1998 and 1999, the Company did not utilize this warehouse. At December 31, 1998 and 1999 the amount due from or to AVB was $0.


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


RESTRUCTURING COSTS


In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at an estimated cost of $2.4 million. These restructuring costs, which were expensed in 1997 included the write-off of leasehold improvements, a provision for a portion of the future lease commitment and associated lease expenses. On June 15, 1999 the Company subleased this facility to a new tenant. At December 31, 1999, the remaining accrual for restructuring costs approximated $141,000.


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


In March 1997, the Company purchased a 650,000 square foot facility in North Brunswick, New Jersey, adjacent to the Company's existing facility, as part of its efforts to consolidate its East Coast warehousing and distribution operations. As of December 31, 1999, the Company subleases a total of approximately 400,000-square feet of this facility to three tenants. This property is currently the subject of an Administrative Consent Order issued by the New Jersey Department of Environmental Protection (the "NJDEP"), relating to the remediation of certain hazardous wastes which were discharged onto the property by the prior owner. The prior owner has undertaken substantial remediation efforts to date to clear the property of these hazardous wastes and has posted a bond with the NJDEP to secure the costs to continue these cleanup activities. In addition, the prior owner has provided the Company with an undertaking to complete the cleanup of the property to the standards required by the NJDEP, and a complete indemnity against any claims or obligations to clean up the property which may be asserted against the Company and which arise from any hazardous wastes that existed on the property on the date acquired by the Company. While the Company believes it has taken adequate steps to protect its interests, there can be no assurance that the Company will not incur costs in connection with environmental matters concerning the property. In March 2000, the Company announced its intention to sell this facility which represents excess capacity. The Company expects that when and if the transaction is completed, it will realize proceeds in excess of its carrying value and that the funds generated by the sale should be available to retire debt and invest in appropriate market and capital opportunities.

6. INCOME TAXES

Components of income taxes are as follows:

                                 YEARS ENDED DECEMBER 31,
                               -----------------------------
                                   1997        1998     1999
                               ------------   ------   -----
                                      (IN THOUSANDS)
   Federal .................     $ (3,524)     $130     $48
   State and local .........          277         7      27
   Deferred ................         (201)        0       0
                                 --------      ----     ---
                                 $ (3,448)     $137     $75
                                 ========      ====     ===

Temporary differences which give rise to deferred tax liabilities and assets at December 31, 1998 and 1999 are as follows:

                                                                DECEMBER 31,
                                                         ---------------------------
                                                             1998           1999
                                                         ------------   ------------
                                                               (IN THOUSANDS)
   Deferred tax liabilities
    Depreciation .....................................     $ (3,947)      $ (4,132)
                                                           --------       --------

   Deferred tax assets:
    Straight-lining of step rental increases .........          422            343
    Allowance for bad debts ..........................          429            385
    Net operating loss carryover .....................        6,110          6,819
    Alternative Minimum Tax Credit ...................          312            321
    Inventory capitalization .........................          297            203
    Miscellaneous ....................................        1,349          1,144
    Restructuring reserve ............................          420             54
    Bonus Accrual ....................................          182              0
                                                           --------       --------
                                                              9,521          9,269
                                                           --------       --------
   Net deferred tax assets:                                $  5,574       $  5,137
   Valuation allowance ...............................       (5,574)        (5,137)
                                                           --------       --------

   Net deferred tax asset ............................     $      0       $      0
                                                           ========       ========

A reconciliation of income taxes at the Federal statutory rate to amounts provided is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                          1997          1998        1999
                                                                      ------------   ---------   ---------
                                                                                 (IN THOUSANDS)
   Tax provision computed at statutory rate .......................     $ (8,426)     $  341      $  565
   State and local income taxes net of federal tax effect .........         (950)          4          18
   Valuation allowance ............................................        5,808        (462)       (321)
   Permanent differences and other -- net .........................          120         254        (187)
                                                                        --------      ------      ------
                                                                        $ (3,448)     $  137      $   75
                                                                        ========      ======      ======

At December 31, 1999 the Company had operating loss carryovers for tax purposes of approximately $16.5 million which expire in 2013. At December 31, 1998 and 1999, a valuation allowance of $5,574,000 and $5,137,000, respectively, has been provided as the realization of the deferred tax assets is not assured.

7. SIGNIFICANT CUSTOMERS AND SUPPLIERS AND INFORMATION ABOUT PRODUCTS


The Company's largest customer, WalMart, accounted for 12.4%, 10.8% and 9.2% of sales, respectively, in the years ended December 31, 1997, 1998 and 1999. No other customer of the Company accounted for more than 10.0% of the Company's net sales. As is customary in the industry, the Company does not have long term contracts with its customers.


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


8. STOCK OPTIONS


1995 Stock Option Plan -- Effective in August 1995, the Company adopted the USA Detergents, Inc. 1995 Stock Option Plan (the "1995 Plan"), pursuant to which options to acquire an aggregate of 388,935 shares of Common Stock were available for grant to key employees and consultants of the Company or any of its subsidiaries. In May 1999, the maximum number of shares of Common Stock authorized to be granted under the 1995 Plan was increased to 1,250,000. The 1995 Plan authorizes the Board to issue incentive stock options ("ISO's"), as defined in Section 422A(b) of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("NonISO's"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or any subsidiary ("10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each NonISO may not be less than the par value of the Common Stock. Generally, options will vest over a three to five year period and may not be exercised after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Shareholder) of their grant. Options may not be transferred during the lifetime of an option holder. No stock options may be granted under the 1995 Plan after 2005.


Non-Employee Directors' Plan. -- Effective in August 1995, the Company adopted a Stock Option Plan for NonEmployee Directors (the "Directors' Plan"), pursuant to which options to acquire an aggregate of 75,000 shares of Common Stock may be granted to nonemployee directors. The Directors' Plan provides for the automatic grant to each of the Company's nonemployee directors of (1) an option to purchase 4,500 shares of Common Stock on the later of the date of such director's initial election or appointment to the Board of Directors or the date of adoption of the Directors' Plan, and (2) an option to purchase 4,500 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on that anniversary date a nonemployee director. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten year term and become exercisable in four equal quarterly installments commencing on the date which is three months after the date of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors'
Plan). The options may be exercised by payment in cash, check or shares of Common Stock.


In December 1993, the Company granted an option to an executive covering 119,145 shares of common stock exercisable in four annual installments beginning December 31, 1995. This option is exercisable at $2.00 per share. Through December 31, 1999, 69,145 shares have been purchased pursuant to the exercise of this option.

Activity in the 1995 Plan and the Directors' Plan is as follows:




                                                                       WEIGHTED           OPTIONS
                                                       NUMBER OF    AVERAGE PRICE      AVAILABLE FOR
                                                        OPTIONS       PER SHARE     GRANT AT END OF YEAR
                                                     ------------- --------------- ---------------------
    Options outstanding, December 31, 1996 .........     317,072      $  11.69
    Granted in 1997 ................................     394,662         17.15
    Canceled. ......................................    (257,001)        16.33
    Exercised ......................................     (54,084)        11.72
                                                        --------
    Options outstanding, December 31, 1997 .........     400,649          9.92            674,351
                                                                                          =======
    Granted in 1998 ................................     278,850          7.91
    Canceled. ......................................    (100,912)        11.76
    Exercised ......................................     (19,323)         5.87
                                                        --------
    Options outstanding, December 31, 1998 .........     559,264          9.45            515,836
                                                                                          =======
    Granted in 1999 ................................     595,500          5.36
    Canceled .......................................    (129,700)         7.77
                                                        --------
    Options outstanding, December 31, 1999 .........   1,025,064          7.29            299,936
                                                       =========                          =======

The following table summarizes information about fixed-price options outstanding at December 31, 1999:

                                              WEIGHTED
                                              AVERAGE       WEIGHTED
     RANGE OF               NUMBER           REMAINING       AVERAGE            NUMBER               WEIGHTED
     EXERCISE           OUTSTANDING AT      CONTRACTUAL     EXERCISE         EXERCISEABLE            AVERAGE
      PRICES          DECEMBER 31, 1999         LIFE          PRICE      AT DECEMBER 31, 1999     EXERCISE PRICE
------------------   -------------------   -------------   ----------   ----------------------   ---------------
 $2.00 to $2.00              40,427           $  4.00       $  2.00              40,427              $  2.00
 $2.00 to $12.67             52,061              5.00          8.52              52,061                 8.52
 $9.67 to $31.50             32,363              6.00         17.91              32,363                17.91
 $8.69 to $13.25            147,313              7.00          9.01              91,562                 9.19
 $7.81 to $14.38            230,350              8.00          9.65              62,113                10.20
 $5.06 to $7.50             522,550              9.00          5.38               1,125                 6.44
                            -------                                              ------
                          1,025,064                                             279,651
                          =========                                             =======

Activity regarding warrants issued by the Company is as follows:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                   NUMBER OF       PRICE
                                                                    WARRANTS     PER SHARE
                                                                  -----------   ----------

     Granted in 1997 ..........................................   350,000        $  7.88
                                                                  -------
     Warrants outstanding, December 31, 1997 ..................   350,000           7.88
     Granted in 1998 ..........................................   238,524          11.47
                                                                  -------
     Warrants outstanding, December 31, 1998 and 1999 .........   588,524           8.33
                                                                  =======

The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded additional aggregate compensation expense of approximately $1,040,000 in 1999, $1,161,000 in 1998 and $973,000 in 1997 which would be expensed over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 4.5%-6.0%, expected life of 3 years and expected volatility of 85%-59.46%. Dividends are assumed to be zero. The pro forma impact of following the provisions of FASB Statement No. 123 on the Company's net income (loss) and net income (loss) per share would be as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                        1997          1998          1999
                                                                   -------------   ----------   -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) ...........................   -- as reported       $ (21,081)      $  866       $ 1,586
                                                                     =========       ======       =======
                                                -- pro forma         $ (21,914)      $ (295)      $   546
                                                                     =========       ======       =======
Basic net income (loss) per share ...........   -- as reported       $   (1.53)      $  .06       $   .11
                                                                     =========       ======       =======
                                                -- pro forma         $   (1.59)     $  (.02)      $   .04
                                                                     =========      =======       =======
Diluted net income (loss) per share .........   -- as reported       $   (1.53)     $   .06       $   .11
                                                                     =========      =======       =======
                                                -- pro forma         $   (1.59)     $  (.02)      $   .04
                                                                     =========      =======       =======
Weighted average fair value of
options granted during the period ...........                        $    4.23      $  3.89       $  3.15
                                                                     =========      =======       =======

9. SEGMENT DISCLOSURE


The Company operates in one significant business segment -- household products. Operations of the household cleaning, automotive products and air fresheners are included with household products for purposes of segment reporting.

                                                YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1999          1998          1997
                                         -----------   -----------   -----------
    Liquid Laundry ...................    $124,033      $108,729      $102,044
    Fabric Softeners .................      45,147        45,120        46,363
    Powder Laundry ...................      37,623        34,335        37,045
    Other Household Products .........      35,923        31,914        41,817
                                          --------      --------      --------
   Net Sales .........................    $242,726      $220,099      $227,269
                                          ========      ========      ========

The largest product within the liquid and powder laundry detergent group is Xtra (Registered Trademark) . Nice'N Fluffy (Registered Trademark) is the largest product within the fabric softener group. Other household products include general purpose cleaners, dish detergents and air fresheners.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                             USA DETERGENTS, INC.


Dated: March 28, 2000               By: /s/ Uri Evan
                                    -------------------------------
                                    Name: Uri Evan
                                    Title: Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         SIGNATURE                              TITLE                               DATE
        -----------                            -------                             ------
         /s/ Uri Evan           Chief Executive Officer and Chariman of the
-------------------------       Board of Directors                              March 28, 2000
             Uri Evan

    /s/ Richard D. Coslow      Chief Financial Officer (Principal Financial
-------------------------      Oficer and Principal Accounting Officer)         March 28, 2000
        Richard D. Coslow

     /s/ Daniel Bergman
-------------------------
         Daniel Bergman         Vice President and Secretary                    March 28, 2000

   /s/ Frederick R. Adler
-------------------------
       Frederick R. Adler       Director                                        March 28, 2000

   /s/ Richard A. Mandell
-------------------------
       Richard A. Mandell       Director                                        March 28, 2000

   /s/ Christopher D. Illick
-------------------------
     Christopher D. Illick      Director                                        March 28, 2000

                     USA DETERGENTS, INC. AND SUBSIDIARIES

           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (000'S)

                                                          ADDITIONS
                                                           CHARGED
                                          BALANCE AT     (REDUCTIONS)
                                           BEGINNING      TO PROFIT                         BALANCE AT
DESCRIPTION                                OF PERIOD       AND LOSS      DEDUCTIONS(A)     END OF PERIOD
-----------                              ------------   -------------   ---------------   --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 1997 .........      $1,349          $475              $957            $  867
Year ended December 31, 1998 .........      $  867          $540              $296            $1,111
Year ended December 31, 1999 .........      $1,111          $ (7)             $107            $  997

----------
(A) Represents write-offs of uncollectible accounts receivable.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBITS
  -------                       -----------------------
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

    10.16  Letter Agreement dated May 5, 1997 between the Registrant and Harold J. Macsata.(4)

    10.17  Letter Agreement dated April 14, 1997 between the Registrant and Mark Antebi.(4)

    10.18  Letter Agreement dated April 14, 1997 between the Registrant and Joseph Cohen.(4)

    10.19  Employment Agreement dated March 26, 1997 between the Registrant and Richard D.
           Coslow.(4)**

   EXHIBIT
   NUMBER                    DESCRIPTION OF EXHIBITS
   -------                   -----------------------
      10.20  Employment Agreement, dated July 31, 1997 between the Registrant and Guilio
             Perillo.(4)**

      10.21  Stock Purchase Agreement dated June 30, 1997 between the Registrant, Big Cloud
             Powder Corporation and Chicago Contract Powder Corporation.(4)

      10.22  Warrant dated February 25, 1998 issued by the Registrant to PNC Bank, N.A.(5)

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

      10.27  Agreement dated December 26, 1997 between Frederick R. Adler and the Registrant.(5)

      10.28  Warrant dated April 30, 1998 issued by the Registrant to 101 Realty Associates, L.L.C.(6)

      10.29  Amended and Restated Warrant dated August 14, 1998 issued by the Registrant to PNC
             Bank, N.A.(7)

      10.30  Second Amended and Restated Loan and Security Agreement dated August 14, 1998 between the Registrant and PNC Bank, N.A.(7)

      10.31  Amended and Restated Loan and Security Agreement dated February 25, 1999 between the Registrant and a syndicate of lenders including FINOVA Capital Corporation, First
             Source Financial LLP and LaSalle Business Credit, Inc. (8) as Agent for itself and other lenders.(7)

      10.32  Amended and Restated Revolving Loan Note dated February 25, 1999 issued by the
             Registrant to FINOVA Capital Corporation.(8)

      10.33  Amended and Restated Term Loan A Note dated February 25, 1999 issued by the
             Registrant to FINOVA Capital Corporation.(8)

      10.34  Amended and Restated Term Loan B Note dated February 25, 1999 issued by the
             Registrant to FINOVA Capital Corporation.(8)

      10.35  Amended and Restated Agency Agreement dated February 25, 1999 between the
             Registrant to FINOVA Capital Corporation, First Source Financial LLP, Merrill Lynch
             Business Financial Services, Inc. and Foothill Capital Corporation.(8)

      10.36  Term Loan C Note, dated February 25, 1999 issued by the registrant to FINOVA Capital
             Corporation.(8)

      10.37  Amendment No. 1 to Amended and Restated Loan and Security Agreement dated as of
             November 5, 1999 between Registrant and FINOVA Capital Corporation.

      10.38  Subordination Agreement, dated as of February 25, 1999, by and among the Registrant,
             101 Realty Associate, L.L.C. and FINOVA Capital Corporation (for itself and certain other institutions). (9)

      10.39  West Coast Supply Agreement, dated December 7, 1995, between the Registrant and
             Owens-Brockway Plastic Product. (9)***

        21   Subsidiaries of the Company.(5)


 EXHIBIT
 NUMBER        DESCRIPTION OF EXHIBITS
 -------       -----------------------
  23     Consent of Deloitte & Touche LLP.

  27     Financial Data Schedule.

----------
* Confidentiality Requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 406(b) of the Securities Act of 1933.

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

8. Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ended March 30, 1999.

9. Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1999.