Form 10-Q
period 2000-03-31
USA DETERGENTS INC
filed 2000-05-12
CIK 946816

--------------------------------------------------------------------------------

                           UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                               ----------------


                                   FORM 10-Q


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000.
                                      OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from        to

                        Commission file number 0-26568


                             USA DETERGENTS, INC.
            (Exact name of registrant as specified in its charter)



                    Delaware                                   11-2935430
 (State or other jurisdiction of incorporation     (IRS Employer Identification No.)
                    or organization)

             1735 JERSEY AVENUE, NORTH BRUNSWICK, NEW JERSEY 08902
              (Address of principal executive offices -Zip code)


                                (732) 828-1800
              (Registrant's telephone number, including area code)

                               ----------------

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements
for the past 90 days.  X  Yes     No
                      ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




 CLASS OF STOCK     NO. OF SHARES OUTSTANDING        DATE
----------------   ---------------------------   ------------
      Common       13,825,602                    May 4, 2000


--------------------------------------------------------------------------------

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                          MARCH 31,     DECEMBER 31,
                                                                             2000           1999
                                                                         -----------   -------------
                                 ASSETS
Current assets:
 Cash ................................................................    $     186      $     254
 Accounts receivable, net of customer allowances and doubtful accounts of $1,028 and $997 at March 31, 2000, and December 31, 1999,
   respectively ......................................................       23,946         23,662
 Inventories .........................................................       15,959         14,504
 Refundable income taxes .............................................        3,127          3,127
 Prepaid expenses and other current assets ...........................        4,198          4,599
                                                                          ---------      ---------
   Total current assets ..............................................       47,416         46,146
Property and equipment-net ...........................................       42,068         43,417
Restricted funds .....................................................        2,002          2,002
Deferred financing costs .............................................        1,477          1,604
Other non-current assets .............................................        1,346          1,517
                                                                          ---------      ---------
   Total assets ......................................................    $  94,309      $  94,686
                                                                          =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ...................................    $   3,534      $   3,534
 Cash overdraft ......................................................        2,885          1,229
 Accounts payable ....................................................       20,145         17,785
 Accrued expenses ....................................................       12,887         15,255
 Other current liabilities ...........................................          303            340
                                                                          ---------      ---------
   Total current liabilities .........................................       39,754         38,143
Long-term debt--net of current portion ...............................       32,798         34,953
Long-term note payable ...............................................        2,000          2,000
Other non-current liabilities ........................................           19             19
Deferred rent payable ................................................          617            671
                                                                          ---------      ---------
   Total liabilities .................................................       75,188         75,786
                                                                          ---------      ---------
Commitments and Contingencies ........................................
Stockholders' equity:
 Preferred stock-no par value; authorized 1,000,000 shares, none issued          --             --
 Common stock-$.01 par value; authorized 30,000,000 shares, issued and outstanding 13,825,602 shares at March 31, 2000 and December 31,
   1999, respectively ................................................          138            138
 Additional paid-in capital ..........................................       29,200         29,200
 Deficit .............................................................      (10,042)       (10,263)
 Note receivable from shareholder ....................................         (175)          (175)
                                                                          ---------      ---------
Total stockholders' equity ...........................................       19,121         18,900
                                                                          ---------      ---------
   Total liabilities and stockholders' equity ........................    $  94,309      $  94,686
                                                                          =========      =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (IN THOUSANDS, EXCEPT NET INCOME PER SHARE INFORMATION)




                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          2000           1999
                                                                      ------------   ------------
Net sales .........................................................     $ 64,114       $ 59,390
Cost of goods sold ................................................       43,932         39,041
                                                                        --------       --------
Gross profit ......................................................       20,182         20,349
Selling, general and administrative ...............................       18,823         18,039
                                                                        --------       --------
Income from operations ............................................        1,359          2,310
Interest and amortization of deferred financing costs-net .........        1,088          1,086
                                                                        --------       --------
Income before provision for income taxes ..........................          271          1,224
Provision for income taxes ........................................           50             58
                                                                        --------       --------
Income before extraordinary charge ................................          221          1,166
Extraordinary charge ..............................................           --             64
                                                                        --------       --------
Net income ........................................................     $    221       $  1,102
                                                                        ========       ========
Basic income per share before extraordinary charge ................     $    .02       $    .08
 Extraordinary charge .............................................           --             --
                                                                        --------       --------
 Basic net income per share .......................................     $    .02       $    .08
                                                                        ========       --------
Weighted average shares outstanding ...............................       13,826         13,826
                                                                        ========       ========
Diluted income per share before extraordinary charge ..............     $    .02       $    .08
 Extraordinary charge .............................................           --             --
                                                                        --------       --------
 Diluted net income per share .....................................     $    .02       $    .08
                                                                        ========       ========
Weighted average shares outstanding and common share
 equivalents ......................................................       13,836         13,862
                                                                        ========       ========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                (IN THOUSANDS)




                                                                        2000            1999
                                                                   --------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................      $   221        $  1,102
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization .................................        1,711           1,436
 Loss on disposal of fixed assets ..............................           --             235
 Amortization of deferred financing costs ......................          147             228
 Amortization of slotting ......................................          718             678
 Other amortization ............................................          202             149
 Change in the provision for customer allowances and doubtful
   accounts ....................................................           31             (47)
 Change in deferred rent .......................................          (54)            (39)
Changes in operating assets and liabilities:
 Increase in accounts receivable ...............................         (315)           (308)
 Increase in inventories .......................................       (1,455)           (314)
 Increase in prepaid expenses and other current assets .........         (317)           (522)
 Increase in other non-current assets ..........................          (48)            (22)
 Increase/(decrease) in cash overdraft .........................        1,656            (476)
 Decrease in accounts payable and accrued expenses .............           (8)         (1,385)
 Decrease in refundable income taxes ...........................           --               5
                                                                      ---------      --------
Net cash provided by operating activities ......................        2,489             720
                                                                      ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment .............................         (362)         (1,314)
                                                                      ---------      --------
Net cash used in investing activities ..........................         (362)         (1,314)
                                                                      ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments to)/proceeds from credit facilities ............       (2,155)          7,223
Increase in restricted funds ...................................           --          (4,002)
Decrease in other current liabilities ..........................          (37)           (186)
Increase in deferred financing costs ...........................           (3)           (386)
                                                                      ----------     --------
Net cash (used in)/provided by financing activities ............       (2,195)          2,649
                                                                      ---------      --------
Net (decrease)/increase in cash ................................          (68)          2,055
Cash at beginning of period ....................................          254              --
                                                                      ---------      --------
Cash at March 31, ..............................................      $   186        $  2,055
                                                                      =========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR OPERATING ACTIVITIES:
Interest paid ..................................................      $   951        $    823
                                                                      =========      ========
Income taxes paid ..............................................      $    43        $    128
                                                                      =========      ========
Income tax refunds received ....................................      $    --        $     83
                                                                      =========      ========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000


NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the "SEC") and in the opinion of management, include all adjustments, (consisting of normal recurring accruals) necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. The Company believes the disclosures included herein are adequate to make these financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, for the year ended December 31, 1999.

     Reclassification -- Certain reclassifications have been made to prior period amounts to conform with the presentation for the current period.


NOTE 2--NET INCOME PER SHARE

     Basic net income per share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per share also includes potential Common Stock that is dilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; commodity price increases; the inability to successfully manage growth; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; and the inability to reduce expenses to a level commensurate with revenues. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including the factors mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including the factors mentioned above and those which are detailed from time to time in the Company's SEC filings.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999


     Net sales for the three months ended March 31, 2000 increased 8.0% to $64.1 million from $59.4 million for the three months ended March 31, 1999. The increase was primarily the result of an increase in unit sales of liquid laundry products as well as household cleaners. Gross profit for the three months ended March 31, 2000 decreased 0.8% to $20.2 million from $20.3 million for the three months ended March 31, 1999. Gross profit as a percentage of net sales decreased to 31.5% for the three months ended March 31, 2000 from 34.3% for the same period in 1999. The decrease in gross profit as a percentage of net sales for the quarter ended March 31, 2000 is due primarily to a 1.4% increase in raw material cost due to commodity price increases and a 1.4% increase in other manufacturing and distribution expenses for the three months ended March 31, 2000.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000--CONTINUED

     Selling, general and administrative expenses increased 4.3% to $18.8 million in the three months ended March 31, 2000 from $18.0 million for the three months ended March 31, 1999. As a percentage of net sales, these expenses decreased to 29.4% for the three months ended March 31, 2000 from 30.4% for the same period in 1999. The decrease as a percentage of net sales was primarily due to a 1.0% decrease in marketing funds (co-op advertising, promotional allowances and slotting amortization) and a 0.6% decrease in general and administrative expenses. These decreases were offset in part by an increase as a percentage of net sales of 0.7% in shipping expense principally due to higher fuel prices during the three months ended March 31, 2000 versus the same period in 1999.

     Interest and amortization of financing costs-net was $1.1 million for both periods.

     Provision for income taxes for the three month periods ended March 31, 2000 and March 31, 1999 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit, and the alternative minimum tax.

     The extraordinary charge of approximately $64,000 for the three months ended March 31, 1999 relates to the write-off of deferred financing costs related to the early extinguishment of the Company's prior credit facility with PNC Bank, N.A. ("PNC"), now replaced by the Company's existing credit facility with a group of banks led by FINOVA Capital Corporation.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company's working capital was $7.7 million compared to working capital of $8.0 million at December 31, 1999.

     Net cash provided by operating activities for the three months ended March 31, 2000 was $2.5 million, compared to $720,000 for the three months ended March 31, 1999. The cash provided by operating activities in the three months ended March 31, 2000 resulted primarily from depreciation and amortization of $2.8 million, increase in cash overdraft of $1.7 million and net income of $221,000. Offsetting this in part was an increase in inventory of $1.5 million, an increase in prepaid expenses and other current assets of $317,000 and an increase in accounts receivable of $315,000.

     Net cash used in investing activities for the three months ended March 31, 2000 was $362,000, relating to the acquisition and upgrades of production equipment and information systems. The Company anticipates that capital expenditures for the remaining nine months of fiscal 2000 will be approximately $4.6 million, which includes expenditures for continued enhancements to the Company's manufacturing, distribution and information systems.

     Net cash used in financing activities for the three months ended March 31, 2000 was $2.2 million which resulted primarily from scheduled installment repayments of the Company's existing credit facilities.

     On February 26, 1999, the Company refinanced its existing indebtedness with a group of banks lead by FINOVA Capital Corporation to provide for an additional $14.5 million of financing resulting in a total facility of $60.0. The $14.5 million of additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule with interest at prime plus 1.0%. At March 31, 2000, the prime interest rate was 9%. All indebtedness to FINOVA is due in September 2003. The Company used $10.1 million of the additional facility to pay off its remaining indebtedness to PNC. An additional $4.0 million of the proceeds were set aside for the repayment of the Company's indebtedness to 101 Realty Associates, LLC ("101 Realty"), provided the Company met certain working capital levels and achieved specified profitability levels. In May, 1999 the Company released $2.0 million of the reserved proceeds to pay down a portion of its indebtedness to 101 Realty. The FINOVA Agreement provides for the reserved funds to be used to pay down a portion of the $14.5 million of additional indebtedness to the

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000--CONTINUED

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


CURRENT DEVELOPMENTS


     The cost of commodity related items (resin, paperboard, chemicals and fuels) continue to impact the cost to manufacture and deliver the Company's products. There can be no assurance that future price increases from the Company's vendors will not have a material adverse effect on the Company or that the Company will be able to react with price or product changes or other manufacturing efficiencies of its own to offset these price increases.


INFLATION


     Other than commodity related items described under the heading "Current Developments" above, the Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.


YEAR 2000 COMPLIANCE


     The Company did not experience any disruptions to its normal operations or any interruptions from its suppliers or customers as a result of the transition into calendar year 2000. The Company continued to monitor its business processes and third parties for potential problems that could arise. Based on the absence of any problems to date, no significant disruptions are anticipated.


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

     (a) 27 Financial Data Schedule

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        USA DETERGENTS, INC.


May 11, 2000                            By: /s/ Uri Evan
                                             ----------------------------------

                                             Name: Uri Evan

                                             Title: Chairman of the Board
                                             of Directors and
                                             Chief Executive Officer


May 11, 2000                            By: /s/ Richard D. Coslow
                                             ----------------------------------

                                             Name: Richard D. Coslow

                                             Executive Vice President and
                                             Chief Financial Officer