Form 10-Q
period 2000-06-30
USA DETERGENTS INC
filed 2000-08-14
CIK 946816

===============================================================================

                            UNITED STATES OF AMERICA
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20509

                               ----------------

                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000.

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

             1735 JERSEY AVENUE, NORTH BRUNSWICK, NEW JERSEY 08902
             -----------------------------------------------------
              (Address of principal executive offices--Zip code)


                                (732) 828-1800
                                --------------
             (Registrant's telephone number, including area code)


        ---------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No
                          ----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS OF STOCK         NO. OF SHARES OUTSTANDING            DATE
------------------      ---------------------------     ---------------
     Common                     14,192,776              August 8, 2000


===============================================================================

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                             JUNE 30,     DECEMBER 31,
                                                                               2000           1999
                                                                            ----------   -------------
                                   ASSETS
Current assets:
 Cash ...................................................................    $    106      $     254
 Restricted Funds .......................................................       2,002             --
 Accounts receivable, net of customer allowances and doubtful accounts of $858 and $997 at June 30, 2000, and December 31, 1999,
   respectively .........................................................      22,536         23,662
 Inventories ............................................................      16,744         14,504
 Refundable income taxes ................................................       3,032          3,127
 Prepaid expenses and other current assets ..............................       4,075          4,599
                                                                             --------      ---------
   Total current assets .................................................      48,495         46,146
 Property and equipment--net ............................................      41,732         43,417
 Restricted funds .......................................................          --          2,002
 Deferred financing costs ...............................................       1,344          1,604
 Other non-current assets ...............................................       1,088          1,517
                                                                             --------      ---------
   Total assets .........................................................    $ 92,659      $  94,686
                                                                             ========      =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt ......................................    $  5,534      $   3,534
 Cash overdraft .........................................................          --          1,229
 Accounts payable .......................................................      21,318         17,785
 Accrued expenses .......................................................      12,723         15,255
 Other current liabilities ..............................................         289            340
                                                                             --------      ---------
   Total current liabilities ............................................      39,864         38,143
Long-term debt--net of current portion ..................................      29,650         34,953
Long-term note payable ..................................................          --          2,000
Other non-current liabilities ...........................................          --             19
Deferred rent payable ...................................................         562            671
                                                                             --------      ---------
   Total liabilities ....................................................      70,076         75,786
                                                                             --------      ---------
Commitments and Contingencies
Stockholders' equity:
 Preferred stock--no par value; authorized 1,000,000 shares, none issued           --             --
 Common stock--$.01 par value; authorized 30,000,000 shares, issued and outstanding 14,192,776 and 13,825,602 shares at June 30, 2000 and
   December 31, 1999, respectively ......................................         142            138
 Additional paid-in capital .............................................      31,907         29,200
 Deficit ................................................................      (9,396)       (10,263)
 Note receivable from shareholder .......................................         (70)          (175)
                                                                             --------      ---------
Total stockholders' equity ..............................................      22,583         18,900
                                                                             --------      ---------
   Total liabilities and stockholders' equity ...........................    $ 92,659      $  94,686
                                                                             ========      =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            (IN THOUSANDS, EXCEPT NET INCOME PER SHARE INFORMATION)




                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                               -------------------------   -----------------------------
                                                                   2000          1999           2000            1999
                                                               ------------   ----------   -------------   -------------
Net sales ..................................................     $ 61,695      $58,776       $ 125,809       $ 118,166
Cost of goods sold .........................................       42,238       38,802          86,170          77,843
                                                                 --------      -------       ---------       ---------
Gross profit ...............................................       19,457       19,974          39,639          40,323
Selling, general and administrative ........................       17,636       17,828          36,459          35,867
                                                                 --------      -------       ---------       ---------
Income from operations .....................................        1,821        2,146           3,180           4,456
Interest and amortization of deferred financing
 costs--net ................................................        1,100        1,064           2,188           2,150
                                                                 --------      -------       ---------       ---------
Income before provision for income taxes ...................          721        1,082             992           2,306
Provision/(benefit) for income taxes .......................           75          (23)            125              35
                                                                 --------      -------       ---------       ---------
Income before extraordinary charge .........................          646        1,105             867           2,271
Extraordinary charge .......................................           --           --              --              64
                                                                 --------      -------       ---------       ---------
Net income .................................................     $    646      $ 1,105       $     867       $   2,207
                                                                 ========      =======       =========       =========
Basic income per share before extraordinary charge .........     $    .05      $   .08       $     .06       $     .16
 Extraordinary charge ......................................           --           --              --              --
                                                                 --------      -------       ---------       ---------
 Basic net income per share ................................     $    .05      $   .08       $     .06       $     .16
                                                                 ========      =======       =========       =========
Weighted average shares outstanding ........................       13,894       13,826          13,860          13,826
                                                                 ========      =======       =========       =========
Diluted income per share before extraordinary
 charge ....................................................     $    .05      $   .08       $     .06       $     .16
 Extraordinary charge ......................................           --           --              --              --
                                                                 --------      -------       ---------       ---------
 Diluted net income per share ..............................     $    .05      $   .08       $     .06       $     .16
                                                                 ========      =======       =========       =========
Weighted average shares outstanding and common
 share equivalents .........................................       13,964       13,858          13,900          13,864
                                                                 ========      =======       =========       =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                (IN THOUSANDS)



                                                                              2000           1999
                                                                          -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................    $    867       $ 2,207
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization ........................................       3,453         2,997
 Loss on disposal of fixed assets .....................................          --           235
 Amortization of deferred financing costs .............................         294           373
 Amortization of slotting .............................................       1,470         1,695
 Other amortization ...................................................         421           385
 Change in the provision for customer allowances and doubtful
   accounts ...........................................................          71           (86)
 Change in deferred rent ..............................................        (108)          (94)
 Issuance of warrant in connection with joint venture .................         195            --
Changes in operating assets and liabilities:
 Decrease in accounts receivable ......................................       1,055           886
 Increase in inventories ..............................................      (2,240)       (2,632)
 Increase in prepaid expenses and other current assets ................        (946)       (2,747)
 Increase in other non-current assets .................................         (26)         (117)
 Decrease in cash overdraft ...........................................      (1,229)         (476)
 Increase/(decrease) in accounts payable and accrued expenses .........       1,000          (805)
 Decrease in refundable income taxes ..................................          95             5
                                                                           --------       -------
Net cash provided by operating activities .............................       4,372            54
                                                                           --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ....................................      (1,768)       (2,937)
                                                                           --------       -------
Net cash used in investing activities .................................      (1,768)       (2,937)
                                                                           --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments to)/proceeds from credit facilities ...................      (5,303)        8,661
Increase in restricted funds ..........................................          --        (2,002)
Decrease in note payable ..............................................          --        (2,000)
Decrease in other current liabilities .................................         (51)         (449)
Increase in deferred financing costs ..................................          --          (684)
Decrease in other non-current liabilities .............................         (19)           (9)
Issuance of options in connection with consulting agreement ...........          50            --
Net proceeds from sale of common shares ...............................       2,571            --
                                                                           --------       ---------
Net cash (used in)/provided by financing activities ...................      (2,752)        3,517
                                                                           --------       ---------
Net (decrease)/increase in cash .......................................        (148)          634
Cash at beginning of period ...........................................         254            --
                                                                           --------       ---------
Cash at June 30, ......................................................    $    106       $   634
                                                                           ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR OPERATING ACTIVITIES:
Interest paid .........................................................    $  1,889       $ 1,703
                                                                           ========       =========
Income taxes paid .....................................................    $     66       $   208
                                                                           ========       =========
Income tax refunds received ...........................................    $     95       $    83
                                                                           ========       =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000


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

     Reclassification--Certain reclassifications have been made to prior period amounts to conform with the presentation for the current period.


NOTE 2--NET INCOME PER SHARE

     Basic net income per share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per share also includes potential Common Stock that is dilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; commodity price increases; the inability to successfully manage growth; the inability to successfully manage the implementation of the ARMUS joint venture; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; and the inability to reduce expenses to a level commensurate with revenues. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including the factors mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements which may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including the factors mentioned above and those which are detailed from time to time in the Company's SEC filings.


CURRENT DEVELOPMENTS

     On June 14, 2000, the Company and Church & Dwight Co., Inc. announced that they have entered into an agreement to form a joint venture arrangement with respect to their laundry care business. Under the terms of the joint venture agreement the Company will contribute its XTRA (Registered Trademark) and Nice'n FLUFFY (Registered Trademark) brands and Church & Dwight will contribute its Arm & Hammer (Registered Trademark) brand under a sales and marketing organization dedicated to these brands.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000--CONTINUED

     The joint venture, which will operate under the name ARMUS, LLC, will utilize the respective strengths of each venture member in the manufacture, marketing, sales and distribution of the various laundry care products. In addition, at a member's request, the joint venture may sell and or distribute any of that member's other product offerings.

     The Company's annual share of the profits resulting from the joint venture will range from 35% to 45%, depending on the profit level of the joint venture, subject to specific adjustments. In addition, the Company anticipates that the increased utilization of its manufacturing and logistics capacity directly by the venture, as well as any distribution opportunities related to other Church & Dwight products, will increase the Company's overall profitability. Final implementation of the joint venture is contingent upon receipt of regulatory approval and satisfactory banking arrangements from the Company's lenders.

     The joint venture will have a minimum five-year duration. The agreement grants to Church & Dwight, after five years, the right to purchase the Company's interest in the joint venture, based upon a specific formula related to the earnings of the joint venture for the two years prior to the purchase. In addition, after ten years the Company may require Church & Dwight to buy the Company's interest based on this same formula.

     In connection with the joint venture, Church & Dwight acquired approximately 1.4 million shares of the Company's common stock at $7 per share. Frederick R. Adler, a then holder of greater than 10% of the Company's outstanding stock, sold approximately 1.07 million shares and approximately 360,000 shares were purchased directly from the Company. An additional approximately 700,000 shares of common stock owned by Mr. Adler may be purchased at the option of Church & Dwight, or put to Church & Dwight at Mr. Adler's option, exercisable at specified periods within sixty days of the joint venture becoming effective, for $7 dollars per share. Having disposed of his shares, Mr. Adler has resigned as a director of the Company in order to devote his time to his other investments and to his venture capital activities. Proceeds from the sale of shares by the Company will be substantially invested in capital projects.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Net sales for the three months ended June 30, 2000 increased 5.0% to $61.7 million from $58.8 million for the three months ended June 30, 1999. The increase was primarily the result of an increase in unit sales of liquid laundry products. Gross profit for the three months ended June 30, 2000 decreased 2.5% to $19.5 million from $20.0 million for the three months ended June 30, 1999. Gross profit as a percentage of net sales decreased to 31.5% for the three months ended June 30, 2000 from 34.0% for the same period in 1999. The decrease in gross profit as a percentage of net sales for the quarter ended June 30, 2000 is due primarily to increases in commodity prices offset by decreases in direct labor and manufacturing and distribution overheads when compared to the same quarter in 1999.

     Selling, general and administrative expenses decreased 1.1% to $17.6 million in the three months ended June 30, 2000 from $17.8 million for the three months ended June 30, 1999. As a percentage of net sales, these expenses decreased to 28.6% for the three months ended June 30, 2000 from 30.3% for the second quarter of 1999, primarily due to a decrease in marketing funds (co-op advertising, promotional allowances and slotting amortization) and other general and administrative expenses, offset by an increase in shipping expenses primarily due to higher fuel costs.

     Net income for the three months ended June 30, 2000 included a charge of $194,000 related to the issuance of a warrant for 140,000 shares of common stock and other considerations in connection with the Company's joint venture with Church & Dwight. The warrant replaced a previously issued warrant for 350,000 shares of the Company's common stock. Net income for the three months ended June 30, 1999 includes a restructuring credit of approximately $113,000 related to a sublease of a previously closed facility that occurred earlier than expected.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000--CONTINUED

     Interest and amortization of financing costs-net was $1.1 million for both periods.

     Provision for income taxes for the three-month periods ended June 30, 2000 and June 30, 1999 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit, and the alternative minimum tax.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net sales for the six months ended June 30, 2000 increased 6.5% to $125.8 million from $118.2 million for the six months ended June 30, 1999. The increase was primarily the result of an increase in unit sales of liquid laundry products. Gross profit for the six months ended June 30, 2000 decreased 1.7% to $39.6 million from $40.3 million for the six months ended June 30, 1999. Gross profit as a percentage of net sales decreased to 31.5% for the six months ended June 30, 2000 from 34.1% for the same period in 1999. The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2000 is primarily due to increases in commodity prices when compared to the same period last year.

     Selling, general and administrative expenses increased 1.4% to $36.5 million for the six months ended June 30, 2000 from $36.0 million for the six months ended June 30, 1999. As a percentage of net sales, these expenses decreased to 29.0% for the six months ended June 30, 2000 from 30.4% for the comparable 1999 period, primarily due to a decrease in marketing funds (co-op advertising, promotional allowances and slotting amortization) and other selling and general administrative expenses, offset by an increase in shipping expenses primarily due to higher fuel costs.

     Net income for the six months ended June 30, 2000 included a charge of $194,000 related to the issuance of a warrant for 140,000 shares of common stock and other considerations in connection with the Company's joint venture with Church & Dwight. The warrant replaced a previously issued warrant for 350,000 shares of the Company's common stock. Net income for the six months ended June 30, 1999 includes a restructuring credit of approximately $113,000 related to a sublease of a previously closed facility that occurred earlier than expected.

     Interest and amortization of financing costs, net was $2.2 million for both periods.

     Provision for income taxes for the six-month periods ended June 30, 2000 and June 30, 1999 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit, and the alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company's working capital was $8.6 million compared to working capital of $8.0 million at December 31, 1999.

     Net cash provided by operating activities for the six months ended June 30, 2000 was $4.4 million, compared to $54,000 for the six months ended June 30, 1999. The cash provided by operating activities in the six months ended June 30, 2000 resulted primarily from depreciation and amortization of $3.5 million, decrease in accounts receivable of $1.1 million, increase in accounts payable of $1.0 million and net income of $0.9 million. Offsetting this in part was an increase in inventory of $2.2 million, an increase in prepaid expenses and other current assets of $0.9 million and a decrease in cash overdraft of $1.2 million.

     Net cash used in investing activities for the six months ended June 30, 2000 was $1.8 million relating to the acquisition and upgrades of production equipment and information systems. The Company anticipates that capital expenditures for the remaining six months of fiscal 2000 will be approximately $3.2 million, which includes expenditures for continued enhancements to the Company's manufacturing, distribution and information systems.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000--CONTINUED

     Net cash used in financing activities for the six months ended June 30, 2000 was $2.8 million resulting primarily from scheduled installment repayments of the Company's existing credit facilities of $5.3 million partially offset by the proceeds of $2.6 million from the sale of common shares in connection with the establishment of the joint venture with Church & Dwight.

     On February 26, 1999, the Company refinanced its existing indebtedness with a group of banks lead by FINOVA Capital Corporation to provide for an additional $14.5 million of financing resulting in a total facility of $60.0 million. The $14.5 million of additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule with interest at prime plus 1.0%. At June 30, 2000, the prime interest rate was 9.5%. All indebtedness to FINOVA is due in September 2003. The Company used $10.1 million of the additional facility to pay off its remaining indebtedness to PNC Bank, National Association. An additional $4.0 million of the proceeds were set aside for the repayment of the Company's indebtedness to 101 Realty Associates, LLC ("101 Realty"), provided the Company met certain working capital levels and achieved specified profitability levels. In May 1999 the Company released $2.0 million of the reserved proceeds to pay down a portion of its indebtedness to 101 Realty. The FINOVA Agreement provides for the reserved funds to be used to pay down a portion of the $14.5 million of additional indebtedness to the extent the Company does not meet the working capital and profitability levels required for the repayment of the 101 Realty indebtedness.

     The Company requires the availability of sufficient cash flow and borrowing capacity to finance its operations, meet its debt service obligations and fund future capital expenditure requirements. Management believes the Company's present credit facility will adequately support its ongoing debt service and capital expenditure requirements for at least the next twelve months. The Company's operating plan for the remainder of 2000 includes improving its cost control programs and selling a distribution facility. If the Company is successful in selling a distribution facility, management believes it will realize an amount in excess of its current carrying value.


INFLATION

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

     Other than commodity related items described above, the Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II--OTHER INFORMATION


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


     None.


ITEM 5. OTHER INFORMATION:


     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:


     (a)  Exhibits


          10.1+ Joint Venture Operating Agreement of ARMUS, LLC, dated June 14,
                2000, between the Company and Church & Dwight Co., Inc.


          10.2 Stock Purchase Agreement, dated June 14, 2000, among the Company, Frederick R. Adler, and Church & Dwight Co., Inc.


          10.3 Registration Rights Agreement, dated June 14, 2000, between the Company and Church & Dwight Co., Inc.


          27    Financial Data Schedule


     (b)  Reports on Form 8-K

     + Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.


     During the second quarter of fiscal 2000, the Company filed two reports on Form 8-K, as follows:


     (1) Report on Form 8-K, dated June 5, 2000, regarding the proposed sale of a facility (Item 5. Other Events).


     (2) Report on Form 8-K, dated June 19, 2000, regarding the joint venture with Church & Dwight Co., Inc. (Item 5. Other Events).

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 USA DETERGENTS, INC.


August 14, 2000                  By: /s/ Uri Evan
                                     -----------------------------------
                                     Name: Uri Evan
                                     Title: Chairman of the Board of Directors
                                            and Chief Executive Officer


August 14, 2000                  By: /s/ Richard D. Coslow
                                     -----------------------------------
                                     Name: Richard D. Coslow
                                     Title: Executive Vice President and Chief
                                            Financial Officer