Form 10-Q
period 2000-09-30
USA DETERGENTS INC
filed 2000-11-13
CIK 946816

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                            UNITED STATES OF AMERICA

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20509


                               ----------------
                                   FORM 10-Q


(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000.

                                      OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from       to

                        Commission file number 0-26568


                             USA DETERGENTS, INC.
            (Exact name of registrant as specified in its charter)



           Delaware
(State or other jurisdiction of                          11-2935430
 incorporation or organization)               (IRS Employer Identification No.)


             1735 JERSEY AVENUE, NORTH BRUNSWICK, NEW JERSEY 08902
              (Address of principal executive offices--Zip code)


                                (732) 828-1800
             (Registrant's telephone number, including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




 CLASS OF STOCK     NO. OF SHARES OUTSTANDING           DATE
----------------   ---------------------------   -----------------
     Common        14,192,776                    October 27, 2000

--------------------------------------------------------------------------------

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                 2000           1999
                                                                           --------------- -------------
                                   ASSETS
Current assets:
 Cash ....................................................................    $    421       $     254
 Restricted funds ........................................................       2,002              --
 Accounts receivable, net of customer allowances and doubtful accounts of $939 and $997 at September 30, 2000, and December 31, 1999,
   respectively ..........................................................      23,041          23,662
 Inventories .............................................................      17,556          14,504
 Refundable income taxes .................................................       3,726           3,127
 Prepaid expenses and other current assets ...............................       4,087           4,599
                                                                              --------       ---------
   Total current assets ..................................................      50,833          46,146
 Property and equipment--net .............................................      41,316          43,417
 Restricted funds ........................................................          --           2,002
 Deferred financing costs ................................................       1,214           1,604
 Other non-current assets ................................................         942           1,517
                                                                              --------       ---------
   Total assets ..........................................................    $ 94,305       $  94,686
                                                                              ========       =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt .......................................    $  5,534       $   3,534
 Cash overdraft ..........................................................       2,544           1,229
 Accounts payable ........................................................      19,343          17,785
 Accrued expenses ........................................................      13,572          15,255
 Other current liabilities ...............................................         303             340
                                                                              --------       ---------
   Total current liabilities .............................................      41,296          38,143
Long-term debt--net of current portion ...................................      28,478          34,953
Long-term note payable ...................................................          --           2,000
Other non-current liabilities ............................................          --              19
Deferred rent payable ....................................................         508             671
                                                                              --------       ---------
   Total liabilities .....................................................      70,282          75,786
                                                                              --------       ---------
Commitments and Contingencies
Stockholders' equity:
 Preferred stock--no par value; authorized 1,000,000 shares, none issued .          --              --
 Common stock--$.01 par value; authorized 30,000,000 shares, issued and outstanding 14,192,776 and 13,825,602 shares at September 30, 2000
   and December 31, 1999, respectively ...................................         142             138
 Additional paid-in capital ..............................................      31,907          29,200
 Deficit .................................................................      (7,956)        (10,263)
 Note receivable from shareholder ........................................         (70)           (175)
                                                                              --------       ---------
Total stockholders' equity ...............................................      24,023          18,900
                                                                              --------       ---------
   Total liabilities and stockholders' equity ............................    $ 94,305       $  94,686
                                                                              ========       =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)



                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                            -----------------------   -------------------------
                                                               2000         1999          2000          1999
                                                            ----------   ----------   -----------   -----------
Net sales ...............................................    $63,656      $60,683      $189,465      $178,849
Cost of goods sold ......................................     43,464       42,103       129,634       119,946
                                                             -------      -------      --------      --------
Gross profit ............................................     20,192       18,580        59,831        58,903
Selling, general and administrative .....................     18,295       18,226        54,754        54,093
                                                             -------      -------      --------      --------
Income from operations ..................................      1,897          354         5,077         4,810
Interest and amortization of deferred financing
 costs--net .............................................        382        1,123         2,570         3,273
                                                             -------      -------      --------      --------
Income/(loss) before provision for income taxes .........      1,515         (769)        2,507         1,537
Provision for income taxes ..............................         75           75           200           110
                                                             -------      -------      --------      --------
Income/(loss) before extraordinary charge ...............      1,440         (844)        2,307         1,427
Extraordinary charge ....................................         --           --            --            64
                                                             -------      -------      --------      --------
Net income/(loss) .......................................    $ 1,440      $  (844)     $  2,307      $  1,363
                                                             =======      =======      ========      ========
Basic income/(loss) per share before extraordinary
 charge .................................................    $   .10      $  (.06)     $    .17      $    .10
 Extraordinary charge ...................................         --           --            --            --
                                                             -------      -------      --------      --------
 Basic net income/(loss) per share ......................    $   .10      $  (.06)     $    .17      $    .10
                                                             =======      =======      ========      ========
Weighted average shares outstanding .....................     14,193       13,826        13,972        13,826
                                                             =======      =======      ========      ========
Diluted income/(loss) per share before extraordinary
 charge .................................................    $   .10      $  (.06)     $    .16      $    .10
 Extraordinary charge ...................................         --           --            --            --
                                                             -------      -------      --------      --------
 Diluted net income/(loss) per share ....................    $   .10      $  (.06)     $    .16      $    .10
                                                             =======      =======      ========      ========
Weighted average shares outstanding and common
 share equivalents ......................................     14,432       13,826        14,062        13,862
                                                             =======      =======      ========      ========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000, AND 1999


                                (IN THOUSANDS)




                                                                              2000           1999
                                                                          -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................    $  2,307       $ 1,363
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization ........................................       5,098         4,570
 Loss on disposal of fixed assets .....................................          --           235
 Amortization of deferred financing costs .............................         424           519
 Amortization of slotting .............................................       1,943         2,629
 Other amortization ...................................................         620           586
 Change in the provision for customer allowances and doubtful
   accounts ...........................................................         152           (96)
 Change in deferred rent ..............................................        (163)         (148)
 Issuance of warrant in connection with joint venture .................         195            --
Changes in operating assets and liabilities:
 Decrease/(increase) in accounts receivable ...........................         469        (2,536)
 Increase in inventories ..............................................      (3,052)       (3,317)
 Increase in prepaid expenses and other current assets ................      (1,431)       (2,654)
 Increase in other non-current assets .................................         (79)         (130)
 Increase/(decrease) in cash overdraft ................................       1,315          (476)
 (Decrease)/increase in accounts payable and accrued expenses .........        (125)        2,640
 (Increase)/decrease in refundable income taxes .......................        (599)           29
                                                                           --------       -------
Net cash provided by operating activities .............................       7,074         3,214
                                                                           --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ....................................      (2,997)       (3,603)
                                                                           --------       -------
Net cash used in investing activities .................................      (2,997)       (3,603)
                                                                           --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments to)/proceeds from credit facilities ...................      (6,475)        7,905
Increase in restricted funds ..........................................          --        (2,002)
Decrease in note payable ..............................................          --        (2,000)
Decrease in other current liabilities .................................         (37)         (457)
Increase in deferred financing costs ..................................          --          (688)
Decrease in other non-current liabilities .............................         (19)           (9)
Issuance of options in connection with consulting agreement ...........          50            --
Proceeds from sale of common shares ...................................       2,571            --
                                                                           --------       ---------
Net cash (used in)/provided by financing activities ...................      (3,910)        2,749
                                                                           --------       ---------
Net increase in cash ..................................................         167         2,360
Cash at beginning of period ...........................................         254            --
                                                                           --------       ---------
Cash at September 30, .................................................    $    421       $ 2,360
                                                                           ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR OPERATING ACTIVITIES:
Interest paid .........................................................    $    233       $ 2,662
                                                                           ========       =========
Income taxes paid .....................................................    $     77       $   208
                                                                           ========       =========
Income tax refunds received ...........................................    $    110       $   107
                                                                           ========       =========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 1--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the "SEC") and in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules. The Company believes the disclosures included herein are adequate to make these financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, for the year ended December 31, 1999.


NOTE 2--NET INCOME PER SHARE

     Basic net income per share is based on the weighted average number of shares outstanding during the periods presented. Diluted net income per share also includes potential Common Stock for options and warrants that are dilutive.


NOTE 3--NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect it to have a material effect on the Company's results of operations, cash flows or financial position.

     During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the classification of various sales incentives and will be effective for the fourth quarter of 2000. The Company has determined that the adoption of EITF Issue No. 00-14 will have no effect on its financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000--CONTINUED

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


CURRENT DEVELOPMENTS

     On June 14, 2000, the Company and Church & Dwight Co., Inc. announced that they have entered into an agreement to form a joint venture arrangement with respect to their laundry care business. Under the terms of the joint venture agreement, the Company will contribute its XTRA (Registered Trademark) and Nice'n FLUFFY (Registered Trademark) brands and Church & Dwight will contribute its Arm & Hammer (Registered Trademark) brand under a sales and marketing organization dedicated to these brands. Based on current sales levels, the joint venture, which will operate under the name ARMUS, LLC, would have sales of approximately $400 million per year and rank as the third largest laundry care products business in the $6 billion U.S. market.

     The joint venture will utilize the respective strengths of each venture member in the manufacture, marketing, sales and distribution of the various laundry care products. In addition, at a member's request, ARMUS may sell and or distribute any of that member's other product offerings.

     In early 2001, Church & Dwight will transfer liquid laundry detergent production from its Syracuse plant, which is being closed, to the Company's New Jersey and Missouri facilities. During the second half of 2001, both companies expect to fully integrate warehouse and distribution systems. Additional efficiencies in product formulation and packaging are expected to be realized late in 2001.

     The Company's annual share of the profits resulting from the joint venture will range from 35% to 45%, depending on the profit level of the joint venture, subject to specific adjustments. In addition, the Company anticipates that the increased utilization of its manufacturing and logistics capacity directly by the venture, as well as any distribution opportunities related to other Church & Dwight products, will increase the Company's overall profitability. The parties have agreed that ARMUS will begin operations on January 1, 2001.

     In connection with the anticipated commencement of the ARMUS joint venture, on September 28, 2000 the Company leased a 525,000 square foot distribution facility adjacent to its manufacturing facility in North Brunswick, New Jersey. The initial lease term is for ten years with the option to extend the lease for two five-year periods. In connection with this lease, Church & Dwight has provided a standby letter of credit as a security deposit of approximately $2 million.

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000--CONTINUED

     In October 2000, the Company commenced construction of a 150,000 square foot distribution center at its Harrisonville manufacturing facility. The building is expected to be completed by March 2001 at a cost of approximately $4 million. The facility will be used to distribute ARMUS and Church & Dwight product.

     The Company anticipates that it will incur start-up and integration expenses of approximately $2 million over the next nine to twelve months, and approximately $500,000 of severance charges related to the sales force reorganization. A substantial portion is expected to be incurred during the fourth quarter of fiscal 2000. Such costs will be expensed as incurred.

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

     In connection with the joint venture, Church & Dwight acquired from the Company approximately 360,000 shares of the Company's common stock at $7 per share. Proceeds from the sale of shares by the Company will be substantially invested in capital projects.


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales for the three months ended September 30, 2000 increased 4.9% to $63.7 million from $60.7 million for the three months ended September 30, 1999. The increase was primarily the result of an increase in unit sales of liquid laundry products. Gross profit for the three months ended September 30, 2000 increased 8.7% to $20.2 million from $18.6 million for the three months ended September 30, 1999. Gross profit as a percentage of net sales increased to 31.7% for the three months ended September 30, 2000 from 30.6% for the same period in 1999. The increase in gross profit as a percentage of net sales for the quarter ended September 30, 2000 is primarily due to decreases in direct labor and manufacturing and distribution overheads offset by increased commodity prices when compared to the same quarter in 1999.

     Selling, general and administrative expenses increased 0.4% to $18.3 million in the three months ended September 30, 2000 from $18.2 million for the three months ended September 30, 1999. As a percentage of net sales, these expenses decreased to 28.7% for the three months ended September 30, 2000 from 30.0% for the third quarter of 1999, primarily due to a decrease in selling expenses and marketing funds (co-op advertising, promotional allowances and slotting amortization) and other general and administrative expenses, offset by an increase in shipping expenses primarily due to higher fuel costs.

     Interest expense and amortization of financing costs was $1.1 million for both periods. The expense for the three months ended September 30, 2000 was offset by approximately $700,000 of interest income related to a federal income tax refund of approximately $3.0 million for fiscal 1996, which was received in October 2000.

     Provision for income taxes for the three-month periods ended September 30, 2000 and September 30, 1999 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit, and the alternative minimum tax.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales for the nine months ended September 30, 2000 increased 5.9% to $189.5 million from $178.8 million for the nine months ended September 30, 1999. The increase was primarily the result of an increase in unit sales of liquid laundry products. Gross profit for the nine months ended September 30,

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000--CONTINUED

2000 increased 1.6% to $59.8 million from $58.9 million for the nine months ended September 30, 1999. Gross profit as a percentage of net sales decreased to 31.6% for the nine months ended September 30, 2000 from 32.9% for the same period in 1999. The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2000 is primarily due to increases in commodity prices when compared to the same period last year, partially offset by decreases in direct labor and manufacturing and distribution overheads.

     Selling, general and administrative expenses increased 1.2% to $54.8 million for the nine months ended September 30, 2000 from $54.1 million for the nine months ended September 30, 1999. As a percentage of net sales, these expenses decreased to 28.9% for the nine months ended September 30, 2000 from 30.2% for the comparable 1999 period, primarily due to a decrease in marketing funds (co-op advertising, promotional allowances and slotting amortization) and other selling and general administrative expenses, offset by an increase in shipping expenses primarily due to higher fuel costs.

     Net income for the nine months ended September 30, 2000 included a charge of $195,000 related to the issuance of a warrant for 140,000 shares of common stock and other considerations in connection with the Company's joint venture with Church & Dwight. The warrant replaced a previously issued warrant for 350,000 shares of the Company's common stock. Net income for the nine months ended September 30, 1999 also includes a restructuring credit of approximately $113,000 related to a sublease of a previously closed facility that occurred earlier than expected and a charge of approximately $64,000 related to a write-off of expenses associated with the closing of the Company's additional financial arrangement with Finova Capital Corporation.

     Interest expense and amortization of financing costs was $3.3 million for both periods. The expense for the nine months ended September 30, 2000 was offset by approximately $700,000 of interest income related to a federal income tax refund of approximately $3.0 million for fiscal 1996, which was received in October 2000.

     Provision for income taxes for the nine-month periods ended September 30, 2000 and September 30, 1999 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit, and the alternative minimum tax.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company's working capital was $9.5 million compared to working capital of $8.0 million at December 31, 1999.

     Net cash provided by operating activities for the nine months ended September 30, 2000 was $7.1 million, compared to $3.2 million for the nine months ended September 30, 1999. The cash provided by operating activities in the nine months ended September 30, 2000 resulted primarily from depreciation and amortization of $5.1 million, decrease in accounts receivable of $.5 million, increase in cash overdraft of $1.3 million and net income of $2.3 million. Offsetting this was an increase in inventory of $3.1 million, an increase in prepaid expenses and other current assets of $1.4 million and an increase in refundable income taxes of $0.6 million.

     Net cash used in investing activities for the nine months ended September 30, 2000 was $3.0 million relating to the acquisition and upgrades of production equipment and information systems. The Company anticipates that capital expenditures for the remaining three months of fiscal 2000 will be approximately $3.0 million, which includes expenditures for the new distribution center at Harrisonville, Missouri, and continued enhancements to the Company's manufacturing, distribution and information systems.

     Net cash used in financing activities for the nine months ended September 30, 2000 was $3.9 million resulting primarily from scheduled installment repayments of the Company's existing credit facilities of

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000--CONTINUED

$6.5 million partially offset by the proceeds of $2.6 million from the sale of common shares in connection with the establishment of the joint venture with Church & Dwight.

     The Company anticipates that it will incur start-up and integration expenses of approximately $2 million over the next nine to twelve months, and approximately $500,000 of severance charges related to the sales force reorganization. A substantial portion is expected to be incurred during the fourth quarter of fiscal 2000. Such costs will be expensed as incurred.

     On February 26, 1999, the Company refinanced its existing indebtedness with a group of banks lead by FINOVA Capital Corporation to provide for an additional $14.5 million of financing resulting in a total facility of $60.0 million. The $14.5 million of additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule with interest at prime plus 1.0%. At September 30, 2000, the prime interest rate was 9.5%. All indebtedness to FINOVA is due in September 2003. The Company used $10.1 million of the additional facility to pay off its then remaining indebtedness to PNC Bank, National Association. An additional $4.0 million of the proceeds were set aside for the repayment of the Company's indebtedness to 101 Realty Associates, LLC ("101 Realty"), provided the Company met certain working capital levels and achieved specified profitability levels. In May 1999, the Company released $2.0 million of the reserved proceeds to pay down a portion of its indebtedness to 101 Realty. The FINOVA Agreement provides for the reserved funds to be used to pay down a portion of the $14.5 million of additional indebtedness to the extent the Company does not meet the working capital and profitability levels required for the repayment of the 101 Realty indebtedness.

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


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000--CONTINUED

133). This standard was amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 and 138 requires that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of assets or liabilities, changes in the fair value of the derivative instrument will generally be offset by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company will adopt SFAS 133 and 138 in the first quarter of 2001 and does not expect it to have a material effect on the Company's results of operations, cash flows or financial position.

     During May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF No. 00-14 addresses the classification of various sales incentives and will be effective for the fourth quarter of 2000.The Company has determined that the adoption of EITF Issue No. 00-14 will have no effect on its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000 and it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's carrying value of cash, restricted funds, trade accounts receivable, accounts payable, accrued expenses, taxes payable, existing revolving line of credit facility, and term loans are a reasonable approximation of their fair value.

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

                     USA DETERGENTS, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000--CONTINUED

     The Company is also involved in various routine legal proceedings of a nature it deems to be customary to a company its size. The Company believes the ultimate disposition of these actions will not have a material adverse effect on its business, financial condition or results of operations.


ITEM 2. CHANGES IN SECURITIES:


     None.


ITEM 3. DEFAULT UPON SENIOR SECURITIES:


     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:


     None.


ITEM 5. OTHER INFORMATION:


     None


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K:


   (a) EXHIBITS


     10.1 Sublease, dated as of September 28, 2000, between CH/EQUITY NJ, LLC, a Delaware limited liability company as sublandlord and USA Detergents, Inc. as subtenant.


     10.2 Employment Agreement, dated as of August 21, 2000 between Charles La Rosa and USA Detergents, Inc.


     27    Financial Data Schedule


   (b) Reports on Form 8-K


           None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        USA DETERGENTS, INC.


November 9, 2000                        By: /s/ Uri Evan
                                            -----------------------------------
                                            Name: Uri Evan
                                            Title: Chairman of the Board of
                                                   Directors and Chief Executive
                                                   Officer


November 9, 2000                        By: /s/ Charles E. LaRosa
                                            -----------------------------------
                                            Name: Charles E. LaRosa
                                            Title: President & Chief
                                                   Operating Officer


November 9, 2000                        By: /s/ Richard D. Coslow
                                            -----------------------------------
                                            Name: Richard D. Coslow
                                            Title: Executive Vice President and
                                                   Chief Financial Officer