Form 10-K
period 2000-12-31
USA DETERGENTS INC
filed 2001-04-02
CIK 946816

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares outstanding of the Registrant's Common Stock, as of March 12, 2001, was 14,192,776 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the closing price of such stock on the Nasdaq National Market on March 12, 2001 and the assumption for this computation only that all directors and executive officers are affiliates) was $54,367,575. Documents Incorporated by Reference:
Proxy Statement to Stockholders to be filed in connection with the Company's annual stockholder meeting is incorporated by reference into Parts II and III hereof.

Unless otherwise indicated, all information in this Form 10-K has been adjusted to reflect a reorganization of the Company into a Delaware corporation effected in August 1995. Unless the context otherwise requires, the "Company" or "USA Detergents" shall mean USA Detergents, Inc., its wholly-owned subsidiaries and its predecessor to the reorganization.

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

                                     PART I

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

MERGER

The Company announced in April 2, 2001 that it entered into a merger agreement with Church & Dwight Co. Inc. ("Church & Dwight") under which Church & Dwight will acquire the Company for $7.00 per share in an all-cash transaction. Under the terms of the merger agreement, Church & Dwight will commence a tender offer for 100% of the outstanding shares of the Company's common stock at a purchase price per share of $7.00 net to the Company's stockholders in cash. The tender offer is conditioned upon, among other things, a minimum of 51% of the Company's outstanding common stock (on a fully diluted basis not including not at the money options) being tendered to Church & Dwight and the satisfaction of certain customary conditions, including regulatory approvals. There can be no assurance that the conditions to the tender offer will be met or that the acquisition will be consummated. If the transaction is not consummated under certain circumstances, the agreement obligates the Company to pay Church & Dwight a fee of $4 million. USAD is also obligated, if the transaction is not consummated under certain circumstances, to reimburse Church & Dwight up to $2 million of expenses. In no event may the fee and the expense reimbursements exceed $5 millin on the aggregate.

GENERAL

USA Detergents is a leading manufacturer and marketer of quality, nationally distributed value brand laundry and household cleaning products. The Company operates in one industry segment and its products are sold to customers principally in the United States. The Company markets its products in eight laundry and household product categories and features thirteen distinct value brands. Two of the Company's brands, XTRA(R) and Nice'n FLUFFY(R), according to Information Resources Inc. Retail Review Data (IRI DATA) currently rank among the five largest brands in their respective product categories in terms of total retail volume sales in the United States. XTRA(R) and Nice'n FLUFFY(R) represented 70.4% and 17.1%, respectively, of the Company's net sales in 2000.

In June 2000, the Company entered into a joint venture with Church & Dwight with respect to their laundry care product businesses. The joint venture established a limited liability company named Armus LLC, into which the Company contributed its laundry care products, including its XTRA and Nice 'n FLUFFY brands, and Church & Dwight contributed its Arm & Hammer laundry brand care products. The parties contributed certain operational functions and provided the joint venture with licenses to use their related intellectual property. Armus has combined the separate sales teams of both companies into a single national sales force supported by a single national broker organization. Under the joint venture, when fully implemented, the Company would be responsible for the manufacture and distribution of most of the Armus products, which include the Company's and Church & Dwight's laundry care products.

Under the Armus joint venture, Church & Dwight agreed to transfer its liquid laundry detergent production from its manufacturing facility in Syracuse, New York to the Company's facilities in New Jersey and Missouri. As of the date of this filing, this transfer is nearly complete and the Company is now manufacturing the liquid Armus products at its facilities. In the latter half of 2001, the parties intend to integrate the warehouse and distribution systems of the Company with those of Church & Dwight.

The Armus joint venture is intended to utilize the respective strengths of each company in the manufacturing, marketing, sales and distribution of the various laundry care products. In addition, the Company or Church & Dwight may request that Armus sell or distribute any of their other product offerings. The Company's annual share of Armus's profits will range from 35% to 45%, depending on the Armus profit level, subject to specific adjustments. The Armus joint venture grants to Church & Dwight, after five years, the right to purchase the Company's interest in the joint venture, based upon a specific formula related to the earnings of the joint venture for the two years prior to the purchase. In addition, after ten years, the Company was given the right to require Church & Dwight to buy the Company's interest in Armus based on the same formula.

HOUSEHOLD PRODUCTS MARKET OVERVIEW

The Company believes the market for laundry and household cleaning products ("Household Products") consists of the following eleven product categories: liquid laundry detergent, powder laundry detergent, liquid fabric softener, fabric softener sheets, household cleaners, dish detergent, personal soap products, air fresheners, bleaches, rug and upholstery cleaners and floor cleaners.

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

BUSINESS STRATEGY

The Company's objective is to be the leading supplier of certain value brand Household Products and a leading participant in the supply chain of mid-priced laundry care products. The Company's business strategy is to enable retailers to increase sales and profit margins on the Company's products while providing value to consumers. Through the Armus joint venture, the Company intends to maximize its role in the manufacturing and logistics of mid-priced laundry products. There can be no assurance that the Company will be successful in continuing to meet its objectives or in successfully pursuing its strategies. The key elements of the Company's business strategy are described below:

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

     BRAND IDENTIFICATION

The Company seeks to develop strong brand recognition among retailers and strong brand recognition and brand loyalty among consumers. The Company believes that colorful and graphic packaging combined with recognizable product names and the Company's commitment to quality and low price along with a consistent reliable supply, contribute to strong brand awareness and purchaser confidence at the consumer level, and generate increased product sales. The Company further believes that development of brand name recognition of the Company and its products among retailers enables the Company to introduce new products more effectively. Through the Armus joint venture, the Company intends to combine the strength of its brand recognition and recognition of the Arm & Hammer brand.

     FURTHER MARKET PENETRATION

The Company focuses its sales efforts on supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores, particularly those with a retailing philosophy that closely corresponds to the Company's high value, low cost marketing concepts. The Company intends to continue increasing its market penetration by distributing the Armus products through the Armus joint venture to additional supermarkets, as well as other retail outlets. The Company believes that it will gain further access to these outlets through the Armus joint venture combined national sales force, supported by a single national sales broker organization. Although the Company is still in the beginning stages of the Armus joint venture, it believes it can achieve marketing efficiencies in gaining access to more retail outlets. Specifically, the Company believes the Armus joint venture will benefit from the retail access provided by Church & Dwight's Arm & Hammer brand recognition and the combined sales force.

For the quarter ended December 31, 2000, IRI DATA indicates that the Company's XTRA(R) liquid laundry detergent and Nice'n FLUFFY(R) liquid fabric softener were sold to retailers representing 73.5% and 69.9%, respectively, of all commodity volume ("ACV") distribution within the food, drug and mass merchants sector. ACV distribution for a product represents the percentage of food, drug and mass merchant retail outlets (as measured by aggregate retail sales) which sold that product during a specified time period in the United States.

     MANUFACTURING AND LOGISTICS

The Company has expanded its manufacturing and logistics capabilities to accommodate the product lines manufactured and distributed through the Armus joint venture. This process began in late 2000 and will continue through 2001. By the end of 2000. Church & Dwight had shifted almost its entire liquid laundry product manufacturing and some logistics efforts to the Company's facilities. To accommodate these additional demands, the Company, among other things, amended certain of its contracts with a significant supplier to meet its increased supply needs associated with manufacturing the additional products previously manufactured by Church & Dwight. The Company also expanded its filling capacity in its New Jersey and Missouri facilities. In addition, the Company further expanded its logistics operations to include distribution of some of the non-laundry related products of Church & Dwight for which the Company receives payments.

     EXPANSION OF PRODUCT LINE

The Company introduced 108 new products in 2000 and 86 new products in 1999, including reformulations and alternate sizes. Net sales of products introduced in 2000 were $25.2 million, or 10.1% of net sales for the year ended December 31, 2000.

PRODUCTS

In 2000, the Company sold its products primarily in eight Household Product categories under thirteen distinct brand names. The Company's products include the following:

         PRODUCT CATEGORY                        PRIMARY COMPANY BRANDS
         ----------------                        ----------------------

(HOUSEHOLD PRODUCTS)
Liquid Laundry Detergent............  XTRA(R)
Powder Laundry Detergent............  XTRA(R)
Liquid Fabric Softener..............  Nice'n FLUFFY(R)
Fabric Softener Sheets..............  Nice'n FLUFFY(R)
Household Cleaners..................  Touch of Glass(R), Swiss Pine(R), Tile
                                      Action(Trademark),  Fabulous (Trademark),
                                      Plumber's Aid(R), Captain Shine(R),
                                      Power Scrub (Trademark)
Dish Detergent......................  XTRA(R)Plus, Crystal Shine(R)
Personal Soap Products..............  Fine Care(R)
Air Fresheners......................  Country Air(R)

         PRODUCT CATEGORY                        PRIMARY COMPANY BRANDS
         ----------------                        ----------------------

(AUTOMOTIVE PRODUCTS)
Automotive Products.................  Speedway(R)

The Company's laundry detergents and fabric softeners accounted for an aggregate of approximately 87.6% and 85.2% of the Company's net sales in 2000 and 1999, respectively, with XTRA(R) liquid laundry detergent accounting for 56.5% and 51.1% of net sales in these periods, respectively.

In the fourth quarter of fiscal 2000, the Company manufactured and distributed for Church & Dwight, its Arm & Hammer brand liquid laundry products under a contract pack arrangement as the joint venture did not commence until 2001.

The Company's financial results and condition are substantially dependent on the continued success and growth of sales of the Armus products. A number of factors could limit sales of these products, or the profitability of such sales, including competitive efforts by other manufacturers of similar products, shifts in consumer preferences or introduction and acceptance of alternative product offerings.

PRODUCT DESIGN AND DEVELOPMENT

The Company consistently seeks to enhance the value of its products by either improving their performance and packaging or lowering their cost and historically has passed substantially all cost savings on to the retailer. The Company places considerable emphasis on packaging quality and uses premium quality materials and appealing, colorful graphic designs with the objective of providing its products with the same or better shelf appeal than premium and mid-priced brands. The Company has amended its significant supplier contracts to accomodate the increased packaging needs for the Armus products manufactured at the Company's facilities.

Most of the important product enhancements in the Household Products industry during the past several years have been developed by the research and development departments of the premium-priced brand companies and the chemical companies that supply the Household Products industry. Rather than maintain a large research and development department, the Company works closely with its suppliers, distributors and other industry participants to identify, and in some cases anticipate, technological and design innovations which may be incorporated into the Company's products. Generally, the Company adopts product and packaging features after they have gained general market acceptance and believes that it has typically been one of the first value brand suppliers to incorporate features comparable to the successful innovations of these larger competitors. As part of the Armus joint venture, the Company began combining its research and development efforts with those of Church & Dwight.

MARKETING

The Company sells its products to large and small retailers principally throughout the United States. The Company's various branded products historically have been sold primarily to supermarkets, mass merchandisers, variety and dollar stores, drug stores and small grocery stores. Significant customers of the Company include WalMart Stores, Inc., K-Mart Corp., SuperValu Inc., Walgreen Co. and Fleming Companies Inc. The following table sets forth the Company's percentage of net sales for fiscal 1998, 1999 and 2000 by retail distribution channel:

                                        PERCENTAGE OF NET SALES
                                        -----------------------
DISTRIBUTION CHANNEL                  1998        1999       2000
- --------------------                  ----        ----       ----
Supermarkets                          46.6%       49.8%      45.3%
Mass Merchandisers                    24.1%       19.0%      22.4%
Variety and Dollar Stores             11.6%       11.6%      10.2%
Drug Stores                            7.9%        7.9%       8.9%
Small Grocery and Other                9.8%       11.7%      13.2%
                                     -----       -----      ------
             Total                   100.0%      100.0%     100.0%

The Company's largest customer, WalMart, accounted for approximately 10.8%, 9.2% and 10.1% of net sales in 1998, 1999 and 2000, respectively. No other customer of the Company accounted for more than 10% of the Company's net sales during 1999 or 2000. As is customary in the Household Products industry, the Company does not have long-term contracts with its customers. A significant reduction of purchases by any of the Company's largest customers could have a material adverse effect on the Company's business and results of operations.

The Company's sales force has been integrated with the Armus joint venture. The Company believes that although it has the expertise for marketing value branded laundry products it does not have expertise necessary in marketing mid-priced brands which the Company believes will be required for the success of the expanded Armus product line. The Company's sales force was thus integrated into the Armus joint venture, with Church & Dwight assuming management role of the combined sales force.

The Company seeks to provide retailers with high levels of sales and merchandising support and delivery services. Armus's sales and merchandising support and delivery services are designed to assist retailers in increasing sales of the joint venture's products through development of improved packaging, product mix, shelving and pricing strategies, and effective promotional programs. To provide better delivery service to its customers, the Company is flexible as to the amounts and combinations of products it will deliver and generally strives to deliver products within one to seven business days of receiving an order. With certain retailers, the Company uses electronic data interchange ("EDI") systems that interface directly with the customer's product ordering process.

Substantially all product distribution is centralized at the Company's facilities in New Jersey, Missouri and Illinois. Products generally are delivered to a retailer's distribution center, although the Company distributes products representing a limited amount of net sales directly to retail outlets. Under the joint venture, all Armus products have been integrated into the Company's distribution warehouses. In addition to distributing the Armus products, the Company has also agreed to warehouse and distribute various Church & Dwight products not related to the Armus joint venture. The Company receives a fee from Church & Dwight in connection with these warehouse and distribution services. Substantially all of the Company's products are delivered by independent trucking companies.

MANUFACTURING AND SUPPLY

During 2000, the Company manufactured substantially all of its liquid products, and in the fourth quarter began manufacturing the Armus liquid products at its facilities in North Brunswick, New Jersey and in Harrisonville, Missouri. The manufacturing process at the Company's facilities consists of blending liquid chemicals and fragrance, which the Company purchases from independent suppliers, and packaging these blends to create finished products. Blending is done according to or by modifying formulas provided by the Company's chemical suppliers. The Company and Armus conduct quality control tests on raw materials on a regular basis and also conduct stringent quality control tests on its products during and after the manufacturing process. During 2000, the Company manufactured substantially all of its powder products at its powder detergent facility in Chicago, as well as at its Harrisonville, Missouri facility. Any extended interruption of operations at the Company's manufacturing facilities could have a material adverse effect on the Company's business and results of operations. For the year ended December 31, 2000, the Company purchased approximately 81.3% of its liquid chemicals from three suppliers, Stepan Company, Union Carbide and Henkel Corporation. Since implementing the joint venture, the Company has expanded its significant supplier contracts to accommodate the additional needs of manufacturing and packaging demanded by Armus.

Substantially all of the bottles, closures and labels used by the Company at its manufacturing facilities during 2000 were purchased from Owens Illinois Plastics Products Inc., Owens Illinois Closure Inc., and Owens-Illinois Labels, Inc. (collectively referred to as "Owens"). The Owens plants used in connection with the manufacture of such bottles are located near the Company's manufacturing facilities and the majority of each Owens plant's production is dedicated to the Company. The Company has agreed to purchase all currently supplied materials from Owens in return for Owens' agreement to dedicate certain of its machinery to meet the Company's packaging requirements and provide additional machinery if necessary. Certain molds used to manufacture the Company's packaging are not owned by the Company. In June 2000, Owens consented to the Company entering into the Armus joint venture and agreed to meet its additional supply needs on the same terms.

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

INTELLECTUAL PROPERTY

Brand identification is an important element in marketing the Company's products and the Company recognizes the importance of its trademarks to the success of its business. The Company obtains trademarks for certain of its brands and has registered or has applications pending to register certain trademarks with the United States Patent and Trademark Office. In addition, the Company has registered or applied for registration of certain of its trademarks in a number of foreign countries. Due to the importance of package design, labels, trademarks and trade dress to its business, the Company has taken, and expects to continue to take, vigorous action to protect against infringement of its trademarks and copyrights. Under the terms of the Armus joint venture, each of the Company and Church & Dwight provided Armus with the right to use their respective trademarks in connection with the Armus business.

Although the Company considers certain of its packaging, labels, trademarks and designs to be proprietary, certain of this packaging, labels, trademarks and designs is not protected by copyright or trademark registration. In addition, the Company from time to time has received, and may receive in the future, communications from third parties asserting and challenging intellectual property rights relating to the Company's products, labels, trademarks and packaging. There can be no assurance that third parties will not successfully assert claims against the Company or Armus with respect to existing or future products, labels, trademarks, or packaging. Should the Company or Armus be found to infringe upon the intellectual property rights of others, the Company or Armus could be required to cease use of certain products, trademarks, labels or packaging or pay damages to the affected parties, either of which could have a material adverse effect on the business and operations of the Company and Armus.

Substantial costs also may be incurred by the Company and Armus in redesigning its labels or packaging, in selecting and clearing a new trademark, or in defending any legal action taken against it. Packaging, labels, trademarks, and designs generally are reviewed by the Company's intellectual property counsel prior to their general adoption and usage.

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

COMPETITION

The Company experiences substantial competition from a number of suppliers of laundry and household cleaning products, including larger premium priced, mid-level and private label suppliers. Many of these suppliers have substantially greater financial, technical, marketing, distribution and other resources than the Company. In addition, there are several value brand suppliers which compete directly with the Company. The Company believes its products compete primarily on the basis of price, product performance and customer service and the Company does not intend to compete on the basis of premium priced brand product features.

The Company estimates, based on Information Resources Inc. consumer products market analysis for the year ended December 31, 2000, that the two largest suppliers in the laundry and household cleaning products industry were Procter & Gamble Co. and Unilever N.V. These two suppliers accounted for an aggregate of approximately 72.0% and 83.2% of 2000 domestic retail sales of liquid laundry detergents and liquid fabric softeners, respectively. These two product categories accounted for 56.5% and 17.1%, respectively, of the Company's net sales in 2000.

The Company believes that its competitive position will not be significantly changed as a result of its participation in the Armus joint venture. The Company's products and those of Church & Dwight have not historically competed with each other due to their different price points. However, the Company will share the competitive risks experienced by the Arm & Hammer laundry care products to the extent that such competitive risks effect the Armus joint venture as a whole.

The laundry and household cleaning products industry is characterized by substantial price competition which is effected through changes in price, product size and promotions. The Company believes it typically is not affected by price changes initiated by larger premium priced or midpriced suppliers whose pricing is substantially higher than the Company's pricing. Some suppliers of value brands or store brands compete directly with the Company as low price suppliers. Competitors may attempt to gain market share by offering products at prices at or below those typically offered by the Company. Such competitive pricing has in certain cases necessitated and may continue to necessitate price reductions by the Company and has and may continue to result in lost orders. There can be no assurance that future price or product changes by the Company's and Armus' competitors will not have a material adverse effect on the Company or the joint venture or that the Company will be able to react with price or product changes of its own to maintain its current market position.

EMPLOYEES

As of December 31, 2000, the Company had 557 fulltime employees, of whom 77 worked in executive, administrative or clerical capacities, 327 worked in design and manufacturing, 140 worked in warehouse facilities and 13 worked in sales. Armus does not have any direct employees, although several sales and marketing employees of Church & Dwight provide services directly to the joint venture.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and significant employees of the Company as of December 31, 2000:

NAME                 AGE  POSITION
- ----                 ---  --------
Uri Evan             65   Chairman of the Board; Chief Executive Officer

Charles La Rosa      59   President and Chief Operating Officer
Daniel Bergman       43   Vice President, New York Metro Sales; Secretary
Richard D. Coslow    59   Executive Vice President; Chief Financial Officer;
                          Treasurer
Keith A. Spero       47   Executive Vice President; General Manager;
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

CHARLES LA ROSA was appointed President and Chief Operating Officer in August 2000. Prior to joining the Company, Mr. La Rosa was President and Chief Executive Officer of Pharmaceutical Formulations, Inc., an international manufacturer and marketer of solid dose and liquid over-the-counter pharmaceuticals, which were sold as value brand or private label. From 1986 to 1995, Mr. La Rosa served in various executive positions at American Home Food Products, Inc., a subsidiary of American Home Products Corporation. He served as President from 1990-1995 and was Senior Vice President of Marketing and Sales from 1986 to 1990.

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

KEITH A. SPERO has been Vice President of Distribution since joining the Company in 1996. In August 1998, he became Executive Vice President and General Manager of the Company. From 1995 to 1996, he was Director of Delivery Center Operations at Office Max, Inc. From 1993 to 1995, he was Category Manager of Plastipak Packaging, Inc. From 1980 to 1993, he held various managerial positions in distribution operations and production management at The Clorox Company. From 1975 to 1980, he also held various positions at the Colgate Palmolive Company.

ITEM 2. PROPERTIES

The Company currently conducts a substantial portion of its operations from a 360,000 square foot facility located in North Brunswick, New Jersey. The Company's executive offices and its manufacturing, distribution and administration departments are all located in that facility. The lease relating to this facility expires in 2004, subject to two five-year extensions. In 2000, the Company leased eight additional sales offices throughout the United States.

In January 1996, the Company entered into a lease for a 175,000 square foot facility located in Edison, New Jersey. This facility was used by the Company for the manufacture of the Company's scented candle air freshener products, as well as for additional warehouse and distribution capacity. In May 1997, the Company, as part of its cost reduction strategy, closed this facility and moved its candle manufacturing operation to the Company's North Brunswick, New Jersey facility. This facility was subleased to a tenant on June 1, 1998, which subsequently filed for bankruptcy on February 11, 1999. During the second quarter of 1999, the Company obtained possession of the facility and subsequently subleased the facility for the remainder of the lease term, which expires in 2001.

In August 1996, the Company purchased a 360,000 square foot facility located in Harrisonville, Missouri for the production and distribution of liquid and powder laundry products. In October 2000 the Company began conversion of a 150,000 square foot addition to this facility for the distribution of the Company's and Armus's products. The estimated cost of the addition is approximately $4.5 million and is expected to be completed in April 2001.

In September 2000, in preparation for the Armus joint venture the Company entered into a lease for a 525,000 square foot distribution facility adjacent to its North Brunswick, New Jersey facility. This facility will be used for the distribution of product of the Company, Armus, and Church & Dwight. The lease relating to this facility expires in 2010, subject to two five-year extensions.

In March 1997, the Company purchased a 650,000 square foot facility in North Brunswick, New Jersey, adjacent to the Company's existing facility, as part of its efforts to consolidate its East Coast warehousing and distribution operations. This property is currently the subject of an Administrative Consent Order issued by the New Jersey Department of Environmental Protection (the "NJDEP"), relating to the remediation of certain hazardous wastes which were discharged onto the property by the prior owner. The prior owner has undertaken substantial remediation efforts to date to clear the property of these hazardous wastes and has posted a bond with the NJDEP to secure the costs to continue these cleanup activities. In addition, the prior owner has provided the Company with an undertaking to complete the cleanup of the property to the standards required by the NJDEP, and a complete indemnity against any claims or obligations to clean up the property which may be asserted against the Company and which arise from any hazardous wastes that existed on the property on the date acquired by the Company. While the Company believes it has taken adequate steps to protect its interests, there can be no assurance that the Company will not incur costs in connection with environmental matters concerning the property. In March 2000, the Company announced its intention to sell this facility which represents excess capacity. In February 2001, the Company entered into an agreement to sell this facility for approximately $11.3 million. Pursuant to the agreement, the closing is scheduled to take place in April 2001. The funds generated by the sale will be used to pay off the Finova real estate debt, and, if requested, the 101 Realty debt.

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

For the fiscal year ended December 31, 2000, the Company recorded total rent expense and real estate taxes for all properties, excluding the Edison facility, of approximately $2.0 million, offset in part by income from rent and property tax of approximately $1.3 million.

ITEM 3. LEGAL PROCEEDINGS

On May 5, 1997, a securities class action lawsuit entitled Feldbaum v. USA Detergents, Inc., et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors. The Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc. et al., No. 97-2459, was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Since the Einhorn lawsuit was filed, twelve additional securities class action lawsuits were filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purported to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally alleged that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions asserted that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. In June and July 1997, the U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re: USA Detergents, Inc. Securities Litigation, Master File N. 97-CV-2459 (MTB), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel.

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

In connection with the quarterly and annual results of operations originally reported by the Company for certain fiscal quarters in 1996 and 1997 and the fiscal year ended December 31, 1996, the Company received a formal request from the Securities and Exchange Commission (the "SEC") for the production of various documents and the testimony of certain current and former employees. The Company has been providing documentation and other materials to the SEC in response to the request, and the testimony of certain persons has been taken. The Company will continue to cooperate with the SEC. On February 22, 2001, the Staff notified the Company that it would recommend that the SEC bring a civil injunctive action against the Company and certain former and present officers and directors under Sections 10(b) and 13 of the Securities Exchange Act of 1934 seeking to bar further violations of the securities laws and, as to certain individuals, the imposition of unspecified civil money penalties. No civil money penalties are being sought from the Company. It is possible that the individuals may seek indemnification from the Company for their continued legal fees and costs, and the payment of any civil money penalties. The amount of such indemnification cannot be determined at this time. The Company intends to defend itself vigorously should the SEC bring a civil action against the Company.

On September 12, 1997, the Company was made aware of a claim by North Brunswick Water, LLC and North Brunswick Township (collectively "NBWC") covering, among other things, unpaid water and sewer charges. The initial amount of this claim was $5,000,000. NBWC also claimed that the Company was precluded under local ordinances from using wells on its site to draw water for production purposes. On October 20, 1997, the Company commenced an action in the Superior Court of New Jersey, Chancery Division, Middlesex County, challenging NBWC's claim and seeking injunctive relief to prevent NBWC from taking any steps to discontinue water and sewer service pending resolution of the claim. As a result of the institution of the litigation, the Company and NBWC entered into a Consent Order to prevent discontinuation of water and sewer service. Pursuant to the terms of this Consent Order, the Company has paid approximately $860,000 to NBWC since October 1997.

On March 10, 1998, the Court entered an Order granting the Company's motion for partial summary judgment. The Court ruled that local ordinances did not preclude use of the wells for manufacturing purposes. This ruling was appealed to the Appellate Division of Superior Court by the defendants.

Since commencement of the litigation, the parties have engaged in substantive and detailed settlement discussions. In July, 1999, the parties entered into a settlement agreement, under which the Company has paid an additional $40,000 to NBWC, which represents certain unpaid, contested sewer charges for 1998. In addition, the Company agreed to pay a total of $600,000 over three years plus simple interest at a rate of 5% in return for NBWC granting the Company a perpetual license at no additional costs to use the wells up to the full extent ultimately permitted by the NJDEP. The pending litigation, including the appeal of the March 10, 1998 order, has been dismissed.

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

                                                    HIGH      LOW
                                                    ----      ---
1999
First Quarter...................................   $ 7.50   $ 6.00
Second Quarter..................................     6.88     4.63
Third Quarter...................................     6.00     4.31
Fourth Quarter..................................     6.31     2.38


2000

First Quarter...................................   $ 3.13   $ 2.17
Second Quarter..................................     4.75     1.75
Third Quarter...................................     3.69     2.81
Fourth Quarter..................................     3.63     2.31


2001
First Quarter (through March  21, 2001).........   $ 5.44   $ 2.44

The number of stockholders of record of the Common Stock on March 21, 2001 was
68. On March 21, 2001, the last reported sale price of the Common Stock as reported by The Nasdaq National Market was $5.13 per share.

SALES OF UNREGISTERED SECURITIES

On December 26, 1997, the Company granted a warrant to purchase 350,000 shares of Common Stock at a purchase price of $7.875 per share to Frederick R. Adler, a director of the Company, in consideration of the issuance of a note from Mr. Adler in the amount of $175,000 and investment banking services to be rendered by Mr. Adler during the three year period commencing January 1, 1998. The warrant was exercisable beginning December 2000 or, if earlier, upon the occurrence of an "Accelerating Event" as defined in the warrant. The Company valued the warrant at approximately $375,000, the amount specified by an independent banking and valuation firm engaged by the Company. The value of the warrant, net of consideration to be received, was deferred and is being amortized over the three year consulting period. In June 2000, the board of directors determined that the Company's entering into the Armus joint venture constituted an "Accelerating Event" under the warrant agreement with Mr. Adler. In addition, the warrant was amended to provide for the purchase of up to 140,000 shares of Common Stock, representing a 60% decrease from the original number of shares covered by the warrant. In exchange, the corresponding note issued by Mr. Adler was reduced to provide for a total payment by Mr. Adler of $70,000, reflecting a 60% decrease from the original amount due and the exercise price of the warrant was reduced by 60% to $4.125. Approximately $195,000 was expensed in connection with the exchange.

In June, 2000 Church & Dwight purchased 367,147 shares of Common Stock from the Company for an aggregate purchase price of $2,251,000.

On February 7, 2000, the Company granted an option to purchase 200,000 shares of Common Stock to Adler, a director of the Company, in consideration for consulting services to be rendered by Mr. Adler during the four-year period commencing January 1, 2000. The option vests over a four-year period beginning January 1, 2001, at an exercise price of $2.78 per share of Common Stock (110% of the market price of the Common Stock on the grant date). The Company valued the option at $50,000, the amount specified by an independent banking and valuation firm engaged by the Company. The value of the option was deferred and will be amortized over the four-year consulting period.

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

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

DIVIDEND POLICY

The Company has not paid dividends and does not anticipate paying any dividends in the foreseeable future. Certain of the Company's credit facilities contain restrictions on the Company's ability to declare and pay dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE
DATA)

The following selected financial data are derived from the audited consolidated financial statements of the Company. No cash dividends were paid for any years presented.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                              1996           1997         1998          1999          2000
                                                              ----           ----         ----          ----          ----
INCOME STATEMENT DATA:
Net sales.............................................      $ 172,424     $ 227,269    $  220,099    $  242,726     $ 249,004
Cost of goods sold....................................        121,498       175,851       147,677       163,964       171,911
                                                            ---------     ---------    ----------    ----------     ---------
Gross profit..........................................         50,926        51,418        72,422        78,762        77,093
Selling, general and administrative expenses..........         43,878        70,336        62,109        72,667        72,418
Restructuring costs (2)...............................              0         2,379           730             0             0
Litigation settlement (1).............................              0             0         3,266             0             0
Costs in  connection  with the Armus  Joint  Venture &
other unusual items (3)...............................              0             0             0             0         1,690
                                                            ---------     ---------    ----------    ----------     ---------
Income/(loss) from operations.........................          7,048      (21,297)         6,317         6,095         2,985
Interest expense-net..................................            868         3,232         5,032         4,370         3,631
                                                            ---------     ---------    ----------    ----------     ---------
Income/(loss) before provision (benefit) for income
tax...................................................          6,180      (24,529)         1,285         1,725         (646)
Income tax provision/(benefit)........................          2,473       (3,448)           137            75           125
                                                            ---------     ---------    ----------    ----------     ---------
Income/(loss) before extraordinary charge.............          3,707      (21,081)         1,148         1,650         (771)
Extraordinary charge..................................              0             0           282            64             0
                                                            ---------     ---------    ----------    ----------     ---------
Net income/(loss).....................................      $   3,707     $(21,081)    $      866    $    1,586     $    (771)
                                                            =========     ========     ==========    ==========     =========
Basic income/(loss) per share before extraordinary
charge................................................      $    0.27     $  (1.53)    $     0.08    $     0.12     $  (0.05)
Extraordinary charge..................................           0.00          0.00        (0.02)        (0.01)          0.00
                                                            ---------     ---------    ----------    ----------     ---------
Basic net income/(loss) per share.....................      $    0.27     $  (1.53)    $     0.06    $     0.11     $  (0.05)
                                                            =========     ========     ==========    ==========     =========
Weighted average shares outstanding--basic............         13,589        13,789        13,823        13,826        14,027
                                                            =========     ========     ==========    ==========     =========
Diluted income/(loss) per share before extraordinary
charge................................................      $    0.27     $  (1.53)    $     0.08    $     0.12     $  (0.05)
Extraordinary charge..................................           0.00          0.00        (0.02)          0.01          0.00
                                                            ---------     ---------    ----------    ----------     ---------
Diluted net income/(loss) per share...................      $    0.27     $  (1.53)    $     0.06    $     0.11     $  (0.05)
                                                            =========     ========     ==========    ==========     =========
Weighted average shares outstanding--diluted..........         13,840        13,789        14,069        13,867        14,027
                                                            =========     ========     ==========    ==========     =========
BALANCE SHEET DATA:

Working capital (deficit) (4).........................      $  35,283      $  6,703    $    2,496    $    8,003     $ (24,542)
Total assets..........................................         98,476       102,808        90,929        94,686        95,579
Short-term debt (4)...................................          5,819         2,501         3,334         3,534        36,671
Long-term debt (4)....................................         29,311        38,998        32,969        36,953             0
Stockholders' equity..................................         36,099        15,584        17,314        18,900        20,945

- -----------------
(1) Litigation settlement includes the Company's total cost under the agreement to settle the consolidated stockholder class action, including legal fees. All such costs were expensed and paid in 1998.

(2) Restructuring cost includes the cost of moving the Company's candle production line and inventory, the write off of related leasehold improvements and a provision for future lease expenses in connection with the shut down of the Company's Edison, New Jersey facility.

(3) The Company incurred start-up costs in the fourth quarter of 2000 in connection with the commencement of the Armus joint venture in January 2001. These costs included hiring and training various manufacturing and distribution personnel, severance pay related to the consolidation of the sales force, as well as rent and property taxes related to a new warehouse lease. In addition, the Company incurred approximately $312,000 in expenses associated with an aborted sale in December 2000 of its excess warehouse capacity (see "Item 2 Properties").

(4) The Company reclassified its long-term debt into short-term debt at December 31, 2000 (see footnote 4 to the Company's audited financial statements included herein).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain income statement data expressed as a percentage of net sales. Certain column totals set forth may not add due to rounding.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                              1998         1999         2000
                                                                              ----         ----         ----
Net sales.................................................................   100.0%       100.0%       100.0%
Cost of goods sold........................................................    67.1         67.6         69.0
                                                                             -----        -----        -----
Gross profit..............................................................    32.9         32.4         31.0
Selling, general and administrative expenses..............................    28.2         29.9         29.1
Restructuring costs.......................................................     0.3           --           --
Litigation settlement.....................................................     1.5           --           --
Costs in connection with the Armus Joint Venture & other unusual items....      --           --          0.7
                                                                             -----        -----        -----
Income from operations....................................................     2.9          2.5          1.2
Interest and amortization of deferred financing costs ....................     2.3          1.8          1.5
                                                                             -----        -----        -----
Income/(loss) before provision for income taxes ..........................     0.6          0.7         (0.3)
Provision for income taxes................................................      --           --           --
Extraordinary charge......................................................     0.1           --           --
                                                                             -----        -----        -----
Net income (loss).........................................................     0.4          0.7         (0.3)
                                                                             =====        =====        =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales for the year ended December 31, 2000 increased 2.6% to $249.0 million from $242.7 million for the year ended December 31, 1999. The increase was primarily attributable to an increase in unit sales of laundry products offset by decreases in unit sales of household cleaner and air fresh products.

Gross profit for the year ended December 31, 2000 decreased 2.1% to $77.1 million from $78.8 million for the year ended December 31, 1999. Gross profit as a percentage of net sales decreased to 31.0% for the year ended December 31, 2000 from 32.4% for the same period in 1999. The decrease in gross profit as a percentage of net sales was primarily attributable to an increase of 1.4% in material costs.

Selling, general and administrative expenses decreased 0.3% to $72.4 million for the year ended December 31, 2000 from $72.7 million for the year ended December 31, 1999. As a percentage of net sales, these expenses decreased to 29.1% for the year ended December 31, 2000 from 29.9% for the same period in 1999. The decrease as a percentage of net sales was primarily due to decreases of 1.2% in marketing funds (co-op advertising, promotional allowances and slotting amortization), and 0.6% in selling expenses, offset in part by an increase of 0.8% in freight to customers and 0.2% in general administrative expenses.

The Company incurred startup expenses in the fourth quarter of 2000 of $1.4 million, in connection with the commencement of the Armus joint venture. These costs included hiring and training various manufacturing and distribution personnel, severance pay related to the consolidation of the sales force, as well as rent and property taxes related to a new warehouse lease. In addition, the Company incurred approximately $312,000 in expenses associated with an aborted sale in December 2000 of its excess warehouse capacity (see "Item 2 Properties").

Interest and amortization of deferred financing costs-net decreased to $3.6 million for the year ended December 31, 2000 from $4.4 million for the year ended December 31, 1999. The lower costs during 2000 were primarily due to interest income of $700,000 related to a federal income tax refund of approximately $3.1 million for fiscal 1996, which was received in October 2000.

Income tax provision for the year ended December 31, 2000 of approximately $125,000 and the income tax provision for the year ended December 31, 1999 of approximately $75,000 are based on actual tax computations for each of the periods. The difference between the effective rate and the statutory rate for both years relate primarily to the application of the allowable portion of the Company's net operating loss carry forward and the non-deductable costs of certain expenses.

The extraordinary charge of approximately $64,000 for the year ended December 31, 1999 relates to the write-off of deferred financing costs related to the early extinguishment of the PNC debt.

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

Income tax provision for the year ended December 31, 1999 of approximately $75,000 and the income tax provision for the year ended December 31, 1998 of approximately $137,000 are based on actual tax computations for each of the periods. The difference between the effective rate and the statutory rate for 1999 relates primarily to the application of the allowable portion of the Company's net operating loss carry forward and the non-deductable of certain expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's working capital deficit was $24.5 million compared to working capital of $8.0 million at December 31, 1999 as a result of the reclassification of the Company's long-term debt into short-term debt (see footnote 4 to the Company's audited financial statements included herein).

Net cash provided by operating activities for the year ended December 31, 2000 was $9.1 million compared to $3.4 million in the prior year. The cash provided by operating activities in 2000 resulted primarily from depreciation and amortization of $10.4 million, a decrease in accounts receivable of $0.4 million, an increase in accounts payable and accrued expenses of $4.2 million and a decrease in refundable income taxes of $3.1 million offset, in part by the net loss of $0.8 million, an increase in inventories of $4.2 million, and an increase in prepaid expenses, cash overdraft and other current and non-current assets and liabilities of $4.1 million.

Net cash used in investing activities for the year ended December 31, 2000 was $7.5 million relating primarily to the acquisition and upgrades of production equipment and information systems. The Company anticipates that capital expenditures for 2001 will be approximately $12.0 million, which includes expenditures for continued enhancements to the Company's manufacturing, distribution and information systems.

Net cash used in financing activities for the year ended December 31, 2000 was $1.2 million which resulted primarily from repayments of net borrowings under the Company's credit facilities of $3.8 million offset in part by proceeds from the sale of common shares of $2.6 million in connection with the establishment of the joint venture with Church & Dwight. In connection with the Armus joint venture, Church & Dwight acquired approximately 1.4 million shares of Common Stock in June 2000. Mr. Adler sold approximately 1.07 million shares and an additional 0.37 million shares were purchased directly from the Company.

In September, 2000, in connection with the Armus joint venture, the Company entered into a lease for a 525,000 square foot distribution facility adjacent to its North Brunswick, New Jersey facility. The annual rent expense for this lease is approximately $2.2 million. This facility will be used for the distribution of product of the Company, Armus and Church & Dwight. The lease expires in 2010 and contains two five-year extensions.

The Company's financial results have been negatively impacted by increases in the cost of materials and other costs of goods sold. The cost of resin increased $.16 per pound, from $.325 per pound on December 31, 1998 to $.485 pound at December 31, 2000. The cost of paper board increased $107.50 per ton over the same period. These increases have impacted and will continue to impact the cost of plastic bottles and corrugated boxes that the Company uses. Fuel used by the Company's independent freight carriers increased $0.24 per gallon over the last year. Based on the above, our freight carriers have passed some of these costs onto the Company. There can be no assurance that future price increases from the Company's suppliers will not have a material adverse effect on the Company or Armus or that the Company or Armus will be able to react with price or product changes or other manufacturing efficiencies of its own to offset these price increases.

Bank Debt and Other Debt

On February 25, 1998, the Company and PNC Bank National Association ("PNC") entered into an amended and restated Loan and Security Agreement, which replaced the Company's prior credit facility with PNC and which waived all defaults under the prior facility. Under the amended agreement, the Company made a principal payment of $5.0 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the then outstanding principal indebtedness, approximately $35.0 million, was extended to January 4, 1999. Of the $5.0 million paid to PNC, $4.0 million was loaned to the Company by 101 Realty Associates, L.L.C. ("101 Realty"), at a rate of 9.5% per annum. 101 Realty is a New Jersey limited liability company then owned by Uri Evan, the Company's Chairman and Chief Executive Office, Dinah Evan, Mr. Evan's wife, Daniel Bergman, a Director and beneficial owner of more than 5% of the Company's outstanding Common Stock, and Frederick J. Horowitz, Mark Antebi and Joseph Cohen, each of whom was the beneficial owner of more than 5% of the Company's outstanding Common Stock at the time the loan was made. The loan from 101 Realty was secured by a second mortgage on one of the Company's properties, subject to a first mortgage held by PNC in the amount of $5 million. Additionally, each of Messrs. Evan, Horowitz, Bergman, Cohen and Antebi jointly and severally guaranteed repayment of an additional $5 million of the Company's then outstanding indebtedness to PNC.

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

On August 14, 1998, the Company entered into a Loan and Security Agreement (the "FINOVA Agreement") with a syndicate of lenders including FINOVA Capital Corporation ("FINOVA"), as agent for itself and other lenders, providing the Company with up to $48.5 million of available financing. The Agreement consists of a five-year revolving credit facility of up to $40.0 million, subject to availability based on eligible accounts receivable and inventory, and two five-year term loans aggregating $8.5 million. In October 2000, the revolving credit facility was reduced from $40.0 million to $20.0 million, as the excess availability was no longer required as a result of the joint venture structure. The revolving credit facility bears interest at rate of prime plus .75%. On December 31, 2000, the rate was 10.25% and net availability to the Company under the revolving credit facility was $ 5.2 million.

Term Loan A in the original amount of $6.4 million is repayable in 59 fixed monthly principal payments of $76,190 and a final principal payment of $1,904,767. This loan bears interest at a fixed rate of 9.33%. Term Loan B in the original amount of $2.1 million is repayable in 60 fixed monthly principal payments of $35,000. This loan bears interest at prime plus 2.0%. On December 31, 2000, the interest rate was 11.5%.

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

On February 26, 1999, the Company refinanced its existing indebtedness by amending and restating the FINOVA Agreement to provide for an additional $14.5 million ("Term Loan C") of financing. The additional financing is to be repaid in monthly installments based upon a ten-year amortization schedule with interest at prime plus 1.0%. At December 31, 2000, the interest rate was 10.5%. All indebtedness to FINOVA was scheduled to become due in September 2003. The Company used $10.1 million of the additional facility to pay off its remaining indebtedness to PNC. An additional $4.0 million of the proceeds was set aside for the repayment of the Company's indebtedness to 101 Realty, provided the Company meets certain working capital levels and achieves specified profitability levels. In May, 1999 the Company released $2.0 million of the reserved proceeds to pay down a portion of its indebtedness to 101 Realty. The FINOVA Agreement provides for the remaining $2 million of reserved funds to be used to pay down a portion of the $14.5 million of additional indebtedness to the extent the Company does not meet the working capital and profitability levels required for the repayment of the 101 Realty indebtedness. The increase in availability under the FINOVA Agreement required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

During the year ended December 31, 1999, the Company recorded an extraordinary charge of approximately $64,000 related to the early termination of the Company's indebtedness to PNC.

The FINOVA Agreement contains various covenants that include, among other things, specified levels of debt to equity, current ratios, a minimum net worth and a minimum senior debt service coverage ratio. The FINOVA Agreement also prohibits the payment of dividends and the incurrence of new debt. Amounts outstanding under the FINOVA Agreement are secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries, except for certain real estate. At December 31, 2000, the Company did not meet the financial convenants contained in the FINOVA Agreement. Additionally, FINOVA has not given its consent to the Company's entering into the Armus joint venture. On February 16, 2001, FINOVA proposed an amendment to the FINOVA Agreement including the necessary waivers and their consent to the joint venture; however, this proposed amendment contained certain terms and conditions that the Company deems to be not in accordance with reasonable lending practices. This, coupled with FINOVA Group Inc.'s filing to reorganize its own debt under Chapter 11 of the U.S. Bankruptcy Code on March 7, 2001, necessitates that the Company replace the FINOVA credit facility. As a result of the above, the Company classified the entire debt due to FINOVA and 101 Realty as a current liability. Upon termination of its relationship with FINOVA, approximately $1,084,000 of deferred financing costs will be expensed.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As part of the above, at December 31, 2000, the Company did not meet certain financial covenants contained in the FINOVA Agreement. Additionally, FINOVA has not given its consent to the Company entering into Armus joint venture.

On February 16, 2001, FINOVA proposed an amendment to the FINOVA Agreement including the necessary waivers and their consent to the joint venture; however, this proposed amendment contained certain terms and conditions that the Company deems not to be in accordance with reasonable lending practices. This, coupled with FINOVA Group Inc. filing to reorganize its own debt under Chapter 11 of the U.S. Bankrupcy Code on March 7, 2001, necessitates that the Company replace the FINOVA credit facility. As a result of the above, the Company classified the entire debt due to FINOVA ($16.9 million of principle at March 21, 2001) and 101 Realty as a current liability.

The financial statements do not include any adjustments relating to the recoverability and classification or recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing and/or successfully refinance the FINOVA debt as may be required and continue to receive support from Armus.

Management has commenced efforts to refinance its debt and provide for interim financial support from Armus. Pursuant to a commitment received from Armus, Armus has been paying the invoiced amounts for products sold to the joint venture prior to the invoiced due date. The payment of these invoices by Armus has effectively substantially reduced the Company's need to borrow under FINOVA revolving line of credit. In addition, on March 14, 2001, the Company received a commitment letter from Bank of America to provide a credit facility of up to $41,000,000 to replace the entire FINOVA debt, other than the $10.7 million debt on the Company's real property. The commitment is subject to, among other things, the completion of definitive documentation for the credit facility prior to April 16, 2001. On February 21, 2001, the Company entered into an agreement to sell a distribution facility in North Brunswick, New Jersey for $11,250,000. Pursuant to the agreement, the closing is scheduled to take place in April 2001. The funds generated by the sale will be used to pay off the FINOVA real estate debt and, if requested, the 101 Realty debt. The Company expects that when and if this transaction is completed, it will realize proceeds in excess of the property's carrying value.

There can be no assurance that the Company will be able to generate sufficient cash flow from operations to meet its obligations on a timely basis, successfully close the Bank of America financing or the sale of the North Brunswick facility, continue to obtain financial support from Armus or that FINOVA will not demand the immediate repayment of the Company's debt.

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

INFLATION

Other than described under the heading "Liquidity & Capital Resources" above, the Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.

NEW FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. The Company does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000. The adoption of SAB 101 and has not resulted in a material impact on the Company's consolidated results of operations, financial position or cash flows.

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), Accounting for Certain Transactions Involving Stock Compensation-an interpretation of APB 25. FIN No. 44 clarifies
(i) the definition of employees for purposes of applying APB Opinion No. 25,
(ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequences of various modification to the terms of a previously fixed stock option or award, and (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's consolidated results of operations, financial position or cash flows.

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

Interest Rates. The Company is exposed to market risk from changes in the interest rates on a significant portion of its outstanding indebtedness. Certain outstanding balances under the Credit Agreement bear interest at a variable rate based on a margin over prime. Based on the amount outstanding as of December 31, 2000, a 100 basis point change in interest rates would result in an approximate $305,000 change to the Company's annual interest expense. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact the Company's earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements and supplementary data required pursuant to this Item beginning on page F-1 of this Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT UPDATE

The information contained under the heading Board of Directors and Executive Officers in the Company's Annual Proxy Statement to Stockholder ("Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Company's annual meeting of stockholders, is incorporated herein by reference. See "Business -- Executive Officers of the Registrant" in
Item 1 of this Report on Form 10-K for information regarding the Company's executive officers.

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

         2. Financial Statement Schedule.

         Schedule II -- Valuation and Qualifying Accounts

         3. Exhibits

EXHIBIT
NUMBER                    DESCRIPTION OF EXHIBIT
- -------                   ----------------------

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

  4.3 Form of Registration Rights Agreements between the Registrant, Frederick R. Adler and Blair Effron. (1)

 10.1 Lease Agreement dated January 15, 1993 between Maurice M. Weill, Trustee for GEEMAC Property, and the Registrant. (1)

 10.2 Supply Agreement dated November 29, 1994 between Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant. (1)

 10.3 Amendment No. 2 dated August 1, 1997 to Supply Agreement, dated November 29, 1994, between Owens-Illinois Plastic Products Inc., Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant. (2)(9) (confidentiality note)*

 10.4 Amended and Restated Employment Agreement with Uri Evan dated January 1996. (2)**

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

 10.22 Warrant dated February 25, 1998 issued by the Registrant to PNC Bank, N.A. (5)

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

 10.33 Amended and Restated Term Loan A Note dated February 25, 1999 issued by the Registrant to FINOVA Capital Corporation. (8)

 10.34 Amended and Restated Term Loan B Note dated February 25, 1999 issued by the Registrant to FINOVA Capital Corporation. (8)

 10.35 Amended and Restated Agency Agreement dated February 25, 1999 between the Registrant to FINOVA Capital Corporation, First Source Financial LLP and LaSalle Business Credit. (8)

 10.36 Term Loan C Note, dated February 25, 1999 issued by the Registrant to FINOVA Capital Corporation.

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

 10.43 Supply Agreement, dated July 15, 1997, between the Registrant and Owens-Illinois Labels Inc.***

 10.44 Amendment to Existing Supply Agreements between USA Detergents and Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and Owens-Illinois Labels Inc., dated January 1, 1999, between the Registrant and Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and Owens-Illinois Labels, Inc. (9)***

 10.45 Employment Agreement with Uri Evan, dated as of December 31, 2000 between the Registrant and Mr. Evan

 10.46 Employment Agreement with Charles La Rosa, dated as of August 1, 2000 between the Registrant and Mr. La Rosa

 10.47 Armus LLC Operating Agreement, dated as of June 14, 2000, between the Registrant and Church & Dwight. (10)

 10.48 Registration Rights Agreement, dated as of June 14, 2000, between the Registrant and Church & Dwight. (10) (10)

 23      Consent of Deloitte & Touche LLP.

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

10. Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 2000.

USA DETERGENTS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
- --------------------------------------------------------------------------------

                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             F-2

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance sheets at December 31, 2000 and 1999                          F-3

   Statements of Operations for the Years Ended
      December 31, 2000, 1999 and 1998                                   F-4

   Statements of Cash Flows for the Years Ended
      December 31, 2000, 1999 and 1998                                   F-5

   Statements of Stockholders' Equity for the Years Ended
      December 31, 2000, 1999 and 1998                                   F-6

   Notes to Consolidated Financial Statements for the Years
      Ended December 31, 2000, 1999 and 1998                             F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of USA Detergents, Inc.

We have audited the accompanying consolidated balance sheets of USA Detergents, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USA Detergents, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's failure to meet the financial covenants of its outstanding debt agreements raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York
February 28, 2001 (March 14, 2001 as to Note 10, March 21, 2001 as to Notes 4 and 10 and March 27, 2001 as to Note 1)

USA DETERGENTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999 (in thousands, except share data)
- --------------------------------------------------------------------------------

                                                                               2000        1999
ASSETS
CURRENT ASSETS:
  Cash                                                                       $    567    $    254
  Restricted funds                                                              2,002          --
  Accounts receivable, net of customer allowances and doubtful accounts of
    $977 and $997, respectively                                                23,304      23,662
  Inventories                                                                  18,665      14,504
  Refundable income taxes                                                          42       3,127
  Prepaid expenses and other current assets                                     5,047       4,599
                                                                             --------    --------

           Total current assets                                                49,627      46,146

PROPERTY AND EQUIPMENT, Net                                                    44,099      43,417

RESTRICTED FUNDS                                                                   --       2,002

DEFERRED FINANCING COSTS                                                        1,084       1,604

OTHER NONCURRENT ASSETS                                                           769       1,517
                                                                             --------    --------

TOTAL ASSETS                                                                 $ 95,579    $ 94,686
                                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                          $ 36,671    $  3,534
  Cash overdraft                                                                   --       1,229
  Accounts payable                                                             23,949      17,785
  Accrued expenses                                                             13,290      15,255
  Other current liabilities                                                       259         340
                                                                             --------    --------

           Total current liabilities                                           74,169      38,143

LONG-TERM DEBT, Net of current portion                                             --      34,953

LONG-TERM NOTE PAYABLE                                                             --       2,000

OTHER NONCURRENT LIABILITIES                                                       --          19

DEFERRED RENT PAYABLE                                                             465         671
                                                                             --------    --------

           Total liabilities                                                   74,364      75,786

COMMITMENTS AND CONTINGENCIES (Notes 4,5,6 and 10)
STOCKHOLDERS' EQUITY:
  Preferred stock--No par value; authorized 1,000,000 shares, none issued          --          --
  Common stock--$.01 par value; authorized 30,000,000 shares, issued and outstanding 14,192,776 and 13,825,602 shares, at December 31, 2000
    and 1999, respectively                                                        142         138
  Additional paid-in capital                                                   31,907      29,200
  Deficit                                                                     (11,034)    (10,263)
  Note receivable from stockholder                                                (70)       (175)
                                                                             --------    --------

           Total stockholders' equity                                          20,945      18,900
                                                                             --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 95,579    $ 94,686
                                                                             ========    ========

See notes to consolidated financial statements.

USA DETERGENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2000, 1999 AND
1998 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
- --------------------------------------------------------------------------------

                                               2000         1999        1998
NET SALES                                   $ 249,004    $ 242,726   $ 220,099

COST OF GOODS SOLD                            171,911      163,964     147,677
                                            ---------    ---------   ---------

           Gross profit                        77,093       78,762      72,422
                                            ---------    ---------   ---------

SELLING, GENERAL AND ADMINISTRATIVE            72,418       72,667      62,109

RESTRUCTURING COSTS                                --           --         730

LITIGATION SETTLEMENT                              --           --       3,266

COSTS IN CONNECTION WITH THE ARMUS JOINT
  VENTURE AND OTHER UNUSUAL ITEMS               1,690           --          --
                                            ---------    ---------   ---------

                                               74,108       72,667      66,105
                                            ---------    ---------   ---------

INCOME FROM OPERATIONS                          2,985        6,095       6,317

INTEREST AND AMORTIZATION OF DEFERRED
  FINANCING COSTS - Net                         3,631        4,370       5,032
                                            ---------    ---------   ---------

(LOSS) INCOME BEFORE PROVISION FOR INCOME
  TAXES                                          (646)       1,725       1,285

PROVISION FOR INCOME TAXES                        125           75         137
                                            ---------    ---------   ---------

(LOSS) INCOME BEFORE EXTRAORDINARY
  CHARGE                                         (771)       1,650       1,148

EXTRAORDINARY CHARGE                               --           64         282
                                            ---------    ---------   ---------

NET (LOSS) INCOME                           $    (771)   $   1,586   $     866
                                            =========    =========   =========

BASIC (LOSS) INCOME PER SHARE BEFORE
  EXTRAORDINARY CHARGE                      $   (0.05)   $    0.12   $    0.08

EXTRAORDINARY CHARGE                               --         0.01        0.02
                                            ---------    ---------   ---------

BASIC NET (LOSS) INCOME PER SHARE           $   (0.05)   $    0.11   $    0.06
                                            =========    =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING -
  Basic                                        14,027       13,826      13,823
                                            =========    =========   =========

DILUTED (LOSS) INCOME PER SHARE BEFORE
  EXTRAORDINARY CHARGE                      $   (0.05)   $    0.12   $    0.08

EXTRAORDINARY CHARGE                               --         0.01        0.02
                                            ---------    ---------   ---------

DILUTED NET (LOSS) INCOME PER SHARE         $   (0.05)   $    0.11   $    0.06
                                            =========    =========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING -
  Diluted                                      14,027       13,867      14,069
                                            =========    =========   =========

See notes to consolidated financial statements.

USA DETERGENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                          2000       1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  (loss) income                                                   $   (771)   $  1,586    $    866
  Adjustments to reconcile net (loss) income  to net cash
    provided by operating activities:
    Depreciation and amortization                                         6,824       6,183       5,259
    Loss on disposal of fixed assets                                         --         235          --
    Amortization of deferred financing costs                                554         532       1,818
    Amortization of slotting                                              2,255       3,594       4,081
    Other amortization                                                      805         755         692
    Change in the provision for customer allowances and
      doubtful accounts                                                     (20)       (114)        244
    Change in deferred rent                                                (207)       (203)       (127)
    Noncash charge in connection with exchange of warrant                    90          --          --
    Cancellation of note receivable                                         105          --          --
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                            378      (3,865)      4,422
      (Increase) decrease in inventories                                 (4,161)        164       1,365
      Increase in prepaid expenses and other current assets              (2,653)     (3,602)     (4,274)
      Increase in other noncurrent assets                                   (91)       (195)       (360)
      (Decrease) increase in cash overdraft                              (1,229)        753         476
      Increase (decrease) in accounts payable and accrued
        expenses                                                          4,200      (2,087)     (8,012)
     (Decrease) increase in other current liabilities                       (81)       (405)        527
     (Decrease) increase in other noncurrent liabilities                    (19)        (71)         90
      Decrease in refundable income taxes                                 3,085          94       3,899
                                                                       --------    --------    --------

           Net cash provided by operating activities                      9,064       3,354      10,966
                                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                     (7,506)     (4,590)     (4,832)
                                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of current portion of long-term debt                        --          --      (1,226)
  Repayment of PNC debt                                                      --     (10,081)         --
  Net proceeds from (repayments of) credit facilities                    (3,816)     16,265      (7,695)
  Increase in restricted funds                                               --      (2,002)         --
  (Decrease) increase in note payable                                        --      (2,000)      4,000
  Repayments of Oracle purchase obligation                                   --          --      (1,367)
  Increase in deferred financing costs                                       --        (692)     (1,808)
  Exercise of stock options                                                  --          --         114
  Proceeds from sale of common shares in connection with
    the Armus joint venture                                               2,571          --          --
                                                                       --------    --------    --------

           Net cash (used in) provided by financing activities           (1,245)      1,490      (7,982)
                                                                       --------    --------    --------

NET INCREASE (DECREASE) IN CASH                                             313         254      (1,848)

CASH, BEGINNING OF PERIOD                                                   254          --       1,848
                                                                       --------    --------    --------

CASH, END OF PERIOD                                                    $    567    $    254    $     --
                                                                       ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
  FROM OPERATING ACTIVITIES:
  Interest paid                                                        $  3,006    $  3,740    $  3,388
                                                                       ========    ========    ========
  Income taxes paid                                                    $    104    $    226    $    113
                                                                       ========    ========    ========
  Income tax refunds received                                          $  3,185    $    173    $  3,956
                                                                       ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FROM
  INVESTING AND FINANCING:
  Value of warrants issued in connection with bank and related party
    financings                                                         $     --    $     --    $    750
  Value of option issued in connection with a consulting agreement     $     50    $     --    $     --

See notes to consolidated financial statements.

USA DETERGENTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (IN THOUSANDS, EXCEPT SHARE DATA)
- --------------------------------------------------------------------------------

                                   PREFERRED STOCK        COMMON STOCK          ADDITIONAL                                 TOTAL
                                   ---------------   -----------------------     PAID-IN     RETAINED        NOTE      STOCKHOLDERS'
                                   SHARES   AMOUNT     SHARES       AMOUNT       CAPITAL     EARNINGS     RECEIVABLE      EQUITY
                                   ------   ------   ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, December 31, 1997             --       --   13,806,279   $      138   $   28,336   $  (12,715)   $     (175)   $   15,584

  Net income                           --       --           --           --           --          866            --           866

  Warrant issued in connection
    with financing agreement           --       --           --           --          750           --            --           750

  Stock options exercised              --       --       19,323           --          114           --            --           114
                                   ------   ------   ----------   ----------   ----------   ----------    ----------    ----------

BALANCE, December 31, 1998             --       --   13,825,602          138       29,200      (11,849)         (175)       17,314

  Net income                           --       --           --           --           --        1,586            --         1,586
                                   ------   ------   ----------   ----------   ----------   ----------    ----------    ----------

BALANCE, December 31, 1999             --       --   13,825,602          138       29,200      (10,263)         (175)       18,900

  Issuance of stock in connection
    with the Armus joint venture       --       --      367,174            4        2,567           --            --         2,571

  Value of warrant issued              --       --           --           --           90           --            --            90

  Cancellation of note receivable      --       --           --           --           --           --           105           105

  Option issued in connection
    with consulting agreement          --       --           --           --           50           --            --            50

  Net loss                             --       --           --           --           --         (771)           --          (771)
                                   ------   ------   ----------   ----------   ----------   ----------    ----------    ----------

BALANCE, December 31, 2000             --       --   14,192,776   $      142   $   31,907   $  (11,034)   $      (70)   $   20,945
                                   ======   ======   ==========   ==========   ==========   ==========    ==========    ==========

See notes to consolidated financial statements.

USA DETERGENTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
- --------------------------------------------------------------------------------

1.    PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      USA Detergents, Inc. (the "Company") manufactures and markets nationally distributed value brand laundry and household cleaning products. The Company operates in one industry segment and its products are sold to customers principally in the United States.

      BASIS OF PRESENTATION - The accompanying Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      JOINT VENTURE AGREEMENT - In June 2000, the Company entered into a joint venture ("Armus") with Church & Dwight Co., Inc. ("Church & Dwight"). The joint venture agreement provided for the establishment of a limited liability entity into which the Company contributed its laundry business which included its XTRA and Nice 'n Fluffy brands and Church & Dwight contributed its Arm & Hammer brand laundry care products. The Company's laundry business approximated 88% of revenues for the year ended December 31, 2000. In addition, the parties contributed certain operational functions and provided the joint venture with licenses to use their related intellectual property. Armus combined the separate sales staff of both companies into a single national sales force supported by a single national broker organization.

      Under the Armus operating agreement, in early 2001, Church & Dwight will transfer its liquid laundry detergent production from its manufacturing facility in Syracuse, New York to the Company's facilities in New Jersey and Missouri. In the later half of 2001, Armus intends to integrate the warehouse and distribution systems of the Company with Church & Dwight.

      Through Armus, the Company intends to utilize the respective strengths of each company in the manufacture, marketing, sales and distribution of the various laundry care products. In addition, Armus may sell or distribute any of the Company's or Church & Dwight's other product offerings. The Company's annual share of Armus' profits will range from 35% to 45%, depending on the Armus profit level, subject to specific adjustments. The joint venture has a minimum five year duration and the Armus operating agreement grants to Church & Dwight, after five years, the right to purchase the Company's interest in the joint venture, based upon a specific formula related to the earnings of the joint venture for the two years prior to the purchase. In addition, after ten years, the Company may require Church & Dwight to buy the Company's interest in Armus based on the same formula.

      The joint venture agreement required each of the Company and Church & Dwight to make an initial capital contribution to Armus on January 1, 2001. The Company's initial contribution was to include certain finished goods inventories and cash in an amount to be determined unanimously by the Armus board of directors. Subsequently, the Company and Church & Dwight agreed, among other things, to waive the obligation of each of them to make their respective initial cash contribution and that the finished goods inventories to be contributed by the Company will instead be purchased by Armus. The Company is required, no later than Arpil 30, 2001, to make an initial cash contribution in an amount equal to 66 2/3% of the total initial capital to be contributed by Church & Dwight, up to a maximum of $3 million (or greater amount, if unanimously approved by the Armus board of directors).

      The Company will account for its investment in the joint venture under the equity method of accounting. During the year ended December 31, 2000, approximately $ 1,815,000 of costs were incurred by the

      Company in preparation for the commencement of Armus operations. Of this amount, approximately $1,380,000 was expensed.

      In June 2000, Church & Dwight purchased 367,174 shares of common stock from the Company for an aggregate price of $2,571,000.

      PROPOSED MERGER- The Company is currently in negotiations with Church & Dwight regarding a merger of the two companies. Under the terms of the proposed merger agreement as currently contemplated, Church & Dwight would effect a tender offer for 100% of the outstanding shares of the Company's common stock which would be followed by a merger of the companies. The merger is conditioned upon, among other things, a minimum of 51% of the Company's outstanding common stock being tendered to Church & Dwight and the satisfaction of certain regulatory approvals. There can be no assurance that any ongoing discussions between the Company and Church & Dwight will result in the execution of a merger agreement or, even if executed, in the completion of a merger of the two companies. In particular, these items will depend on a number of factors, including, without limitation, the satisfactory completion of due diligence by Church & Dwight and the fulfillment of certain conditions and covenants under the proposed merger agreement.

      INVENTORIES - Inventories are stated at the lower of cost, determined by using the first-in, first-out method, or market. The Company periodically reviews inventory for slow moving or obsolete items. Such items are written down to net realizable value and have not been material for any period presented.

      SLOTTING FEES - The Company incurs certain costs in connection with placing its products. These costs are known in the trade as "slotting fees." Such fees are amortized by the Company over a one year period from the date incurred. Deferred slotting fees are included in prepaid expenses and other current assets and approximated $1,170,000 at December 31, 1999. In anticipation of the start of the Armus joint venture, slotting fees has been reduced to a minimal level and management has determined that the unamortized balance remaining at December 31, 2000, which approximated $96,000 will not provide the Company with significant ongoing benefit beyond January 1, 2001. Accordingly, such amount has been written-off.

      CONCENTRATION OF CREDIT RISK - The financial instruments which potentially subject the Company to concentration of credit risk are accounts receivable. The Company grants credit to customers based on an evaluation of the customer's financial condition. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risks through credit approvals, credit limits and monitoring procedures and establishes allowances for anticipated losses.

      LONG-LIVED ASSETS - Long-lived assets are assessed for recoverability on an ongoing basis. The Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The impairment loss, if determined to be necessary, would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment was indicated as of December 31, 2000.

      DEPRECIATION AND AMORTIZATION - Depreciation of property and equipment is provided for by using the straight-line method over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided for by the straight-line method over the life of the asset or the lease term, whichever is shorter. Improvements are capitalized, while repairs and maintenance costs are charged to operations as incurred.

      TRADEMARK AND DEFERRED LOAN COSTS - Other assets include trademark costs, which are being amortized using the straight-line method over a period of 10 years, and loan closing costs, which are being amortized over the life of the loan. Amortization expense of the trademark costs was $62,263, $55,174 and $48,619 for the years ended December 31, 2000, 1999 and 1998, respectively.

      INCOME TAXES - Deferred taxes on income are provided to reflect the tax effect of temporary differences between the financial reporting and tax basis of assets and liabilities. The principal items giving rise to deferred taxes are the use of accelerated depreciation methods for tax purposes, straight-lining of step rentals, tax loss carryovers and differences in the timing of the deductibility of certain expenses between income tax and financial reporting. The Company records valuation allowances based on management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      The following methods and assumptions were used to estimate the fair value of the financial instruments:

            Trade Accounts Receivable and Payables and Accrued Expenses - The fair value of these receivables and payables equal their carrying value because of their short maturities.

            Revolving Credit Line and Terms Loans - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which no market quotes are available. The carrying amount of these debt facilities is believed to be a reasonable estimate of fair value.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      REVENUE RECOGNITION - Revenue is recognized at the time merchandise is shipped.

      STOCK-BASED COMPENSATION - Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net income
      (loss) and pro forma net income (loss) per share are provided as if the fair value method was applied.

      BASIC AND DILUTED NET INCOME (Loss) per Share - Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for each period presented. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive potential common shares which will result from the assumed exercise of stock options or warrants.

      The following is a reconciliation of the weighted average shares used in the computations of basic and dilutive net income (loss) per share (in thousands):

                                                        2000     1999     1998
                                                       ------   ------   ------
                                                           (in thousands)

      Weighted average common shares outstanding
        used for basic net income (loss) per share     14,027   13,826   13,823
      Dilutive stock options and warrants                  --       41      246
                                                       ------   ------   ------
      Weighted average common shares outstanding
        used for dilutive net income (loss) per share  14,027   13,867   14,069
                                                       ======   ======   ======

      For 1999 and 1998, 1,589,000 and 902,000, respectively, options and warrants have been excluded from the computation of dilutive net income per share because the impact would be antidilutive. With respect to 2000, all options and warrants, aggregating 2,515,000, have been excluded from the computation of dilutive net loss per share because the impact would be antidilutive.

      NEW ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000. The adoption of SAB 101 has not resulted in a material impact on the Company's consolidated results of operations, financial position or cash flows.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 (FIN No. 44), "Accounting for Certain Transactions Involving Stock Compensation" -- an interpretation of APB 25. FIN No. 44 clarifies: (i) the definition of employees for purposes of applying APB Opinion No. 25; (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan; (iii) the accounting consequences of various modification to the terms of a previously fixed stock option or award; and
      (iv) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000. This standard has not had a significant impact on the Company's consolidated results of operations, financial position or cash flows.

2.    INVENTORIES

      Inventories consist of the following:

                                                  DECEMBER 31,
                                                 2000      1999
                                                 (in thousands)

          Raw material                         $11,429   $ 8,950
          Finished goods                         7,236     5,554
                                               -------   -------
                                               $18,665   $14,504

3.    PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following:

                                                        DECEMBER 31,       ESTIMATED
                                                       2000      1999        Useful
                                                       (in thousands)        Life
      Machinery and equipment                        $36,658   $35,093   6 to 10 years
      Furniture and fixtures                           7,898     7,361   3 to 7 years
      Leasehold improvements                           9,417     9,347   Term of lease
      Construction in progress                         5,835       548
      Land                                             3,833     3,833
      Building                                         7,472     7,424
                                                     -------   -------
                                                      71,113    63,606

      Less accumulated depreciation and amortization  27,014    20,189
                                                     -------   -------
                                                     $44,099   $43,417
                                                     =======   =======

      Depreciation and amortization expense amounted to $6,824,000, $6,183,000 and $5,259,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

4.    DEBT

      At December 31, 2000 and 1999, debt consists of:

                                            2000      1999
                                            (in thousands)

      FINOVA Revolving Credit Facility     $18,695   $18,976
      FINOVA Term Loan A                     4,171     5,086
      FINOVA Term Loan B                     1,155     1,575
      FINOVA Term Loan C - Mortgage         10,650    12,850
      101 Realty Associates Note Payable     2,000     2,000
                                           -------   -------
                                            36,671    40,487
      Less amount due in one year           36,671     3,534
                                           -------   -------
                                           $    --   $36,953
                                           =======   =======

      On February 25, 1998, the Company and PNC Bank National Association ("PNC") entered into an amended and restated Loan and Security Agreement, which replaced the Company's prior credit facility with PNC and which waived all defaults under the prior facility. Under the amended agreement, the Company made a principal payment of $5 million and granted PNC a security interest in substantially all of the assets of the Company. The balance of the then outstanding principal indebtedness, approximately $35 million, was extended to January 4, 1999. Of the $5 million paid to PNC, $4 million was loaned to the Company by 101 Realty Associates, L.L.C. ("101 Realty"), at a rate of 9.5% per annum. 101 Realty is a New Jersey limited liability company then owned by Uri Evan, the Company's Chairman and Chief Executive Office, Dinah Evan, Mr. Evan's wife, Daniel Bergman, a Director and beneficial owner of more than 5% of the Company's outstanding Common Stock, and Frederick J. Horowitz, Mark Antebi and Joseph Cohen, each of whom was the beneficial owner of more than 5% of the Company's outstanding Common Stock at the time the loan was made. The loan from 101 Realty was secured by a second mortgage on one of the Company's properties, subject to a first mortgage held by PNC in the amount of $5 million. Additionally, each of Messrs. Evan, Horowitz, Bergman, Cohen and Antebi jointly and severally guaranteed repayment of an additional $5 million of the Company's then outstanding indebtedness to PNC.

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

      On August 14, 1998, the Company entered into a Loan and Security Agreement (the "FINOVA Agreement") with a syndicate of lenders including FINOVA Capital Corporation ("FINOVA"), as agent for itself and other lenders, providing the Company with up to $48.5 million of available financing. The Agreement consists of a five-year revolving credit facility of up to $40 million, subject to availability based on eligible accounts receivable and inventory, and two five-year term loans aggregating $8.5 million. In October 2000, the revolving credit facility was reduced from $40.0 million to $20.0 million, as the excess availability was no longer required as a result of the joint venture structure. The revolving credit facility bears interest at a rate of prime plus .75%. On December 31, 2000, the rate was 10.25% and net availability to the Company under the revolving credit facility was $5.2 million.

      Term Loan A in the original amount of $6.4 million is repayable in 59 fixed monthly principal payments of $76,190 and a final principal payment of $1,904,767. This loan bears interest at a fixed rate of 9.33%. Term Loan B in the original amount of $2.1 million is repayable in 60 fixed monthly principal payments of $35,000. This loan bears interest at prime plus 2%. On December 31, 2000, the interest rate was 11.5%.

      Twenty-five million dollars of the initial proceeds from the FINOVA Agreement was used to pay down the Company's credit facility with PNC. In connection with this payment, the due date of the remaining $10.1 million of debt owed to PNC was extended until June 30, 1999, personal guarantees by certain stockholders of the Company aggregating $5 million were cancelled and the number of shares of Common Stock issuable to PNC pursuant to a previously issued warrant was fixed at a minimum level of approximately 140,000 shares, subject to certain anti-dilution provisions.

      On February 26, 1999, the Company refinanced its existing indebtedness by amending and restating the FINOVA Agreement to provide for an additional $14.5 million ("Term Loan C") of financing. The additional financing is to be repaid in monthly installments based upon a 10-year amortization schedule with interest at prime plus 1%. At December 31, 2000, the interest rate was 10.5%. All indebtedness to FINOVA is due in September 2003. The Company used $10.1 million of the additional facility to pay off its remaining indebtedness to PNC. An additional $4 million of the proceeds were set aside for the repayment of the Company's indebtedness to 101 Realty, provided the Company meets certain working capital levels and achieves specified profitability levels. In May 1999, the Company released $2 million of the reserved proceeds to pay down a portion of its indebtedness to 101 Realty. The FINOVA Agreement provides for the remaining $2 million of reserved funds to be used to pay down a portion of the $14.5 million of additional indebtedness to the extent the Company does not meet the working capital and profitability levels required for the repayment of the 101 Realty indebtedness. The increase in availability under the FINOVA Agreement required the granting of a first mortgage security interest to FINOVA and the other participating lenders on the Company's real property located in New Jersey and Missouri.

      During the year ended December 31, 1999, the Company recorded an extraordinary charge of approximately $64,000 related to the early termination of the Company's indebtedness to PNC.

      The FINOVA Agreement contains various covenants that include, among other things, specified levels of debt to equity, current ratios, a minimum net worth and a minimum senior debt service coverage ratio. The FINOVA Agreement also prohibits the payment of dividends and the incurrence of new debt. Amounts outstanding under the FINOVA Agreement are secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries, except for certain real estate. At December 31, 2000, the Company did not meet financial covenants contained in the FINOVA Agreement. Additionally, FINOVA has not given its consent to the Company's entering into the Armus joint venture.On February 16, 2001, FINOVA proposed an amendment to the FINOVA Agreement including the necessary waivers and their consent to the joint venture; however, this proposed amendment contained certain terms and conditions that the Company deems not to be in accordance with reasonable lending practices. This, coupled with FINOVA Group Inc. filing to reorganize its own debt under Chapter 11 of the U.S. Bankruptcy Code on March 7, 2001, necessitates that the Company replace the FINOVA credit facility. As a result of the above, the Company classified the entire debt due to FINOVA ($16.9 million of principle at March 21, 2001) and 101 Realty as a current liability. Upon termination of its relationship with FINOVA, approximately $1,084,000 of deferred financing costs will be expensed.

5.    COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS - On May 5, 1997, a securities class action lawsuit entitled Feldbaum v. USA Detergents, Inc., et al., No. 97-CV-3227, was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors. The Feldbaum case subsequently was transferred to the U.S. District Court for the District of New Jersey. On May 15, 1997, a second securities class action lawsuit entitled Einhorn v. USA Detergents, Inc. et al., No. 97-2459, was filed against the Company and certain of its current and former officers and directors in the U.S. District Court for the District of New Jersey. Twelve additional securities class action lawsuits were filed in the U.S. District Court for the District of New Jersey against the Company and certain of its current and former officers and directors. The class actions purported to be brought on behalf of all persons who purchased the Company's common stock between June 5, 1996, at the earliest, and May 8, 1997, at the latest (the "putative class period"). The class actions generally alleged that, during the putative class period, the defendants made false or misleading public statements and engaged in improper accounting practices, which caused the price of the Company's common stock to be artificially inflated. The class actions asserted that the defendants' conduct violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5 promulgated thereunder, as well as state common law. In June and July 1997, the U.S. District Court for the District of New Jersey entered orders consolidating all of the pending class actions with the Einhorn case. In August 1997, the court entered an order establishing a master docket for the consolidated class actions, In re USA Detergents, Inc. Securities Litigation, Master File No. 97-CV-2459 (MTB), and appointed lead plaintiffs and lead plaintiffs' co-lead counsel.

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

      In connection with the quarterly and annual results of operations originally reported by the Company for certain fiscal quarters in 1996 and 1997 and the fiscal year ended December 31, 1996, the Company has received a formal request from the SEC for the production of various documents and the testimony of certain current and former employees. The Company has been providing documentation and other materials to the Staff of the SEC in response to the request, and the testimony of certain persons has been taken. The

      Company will continue to cooperate with the SEC. On February 22, 2001, the staff of the SEC notified the Company that it would recommend that the SEC bring a civil injunctive action against the Company and certain former and present officers and directors under Sections 10(b) and 13 of the Securities Exchange Act of 1934 seeking to bar further violations of the securities laws and, as to certain individuals, the imposition of unspecified civil money penalties. No civil money penalties are being sought from the Company. It is possible that the individuals may seek indemnification from the Company for their continued legal fees and costs, and the payment of any civil money penalties. The amount of such indemnification cannot be determined at this time. The Company intends to defend itself vigorously should the SEC bring a civil action against the Company.

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

      On January 11, 1999, the parties entered into a settlement, under which the Company has paid an additional $40,000 to NBWC, which represents certain unpaid, contested sewer charges for 1998. In addition, the Company agreed to pay a total of $600,000 over three years plus simple interest at a rate of 5% in return for NBWC granting the Company a perpetual license at no additional cost to use the wells up to the full extent ultimately permitted by the NJDEP. The pending litigation has been dismissed.

      The Company is also involved in various routine legal proceedings of a nature it deems to be customary to a company its size. The Company believes the ultimate disposition of these actions will not have a material adverse effect on its business, financial condition or results of operations.

      LEASES - The Company is committed under various operating leases which expire at varying dates through the year 2080. Aggregate minimum future lease payments, exclusive of payments for real estate taxes and operating costs, are as follows:

                                                     GROSS RENT
                                                     Commitment
      Year Ending December 31,                      (in thousands)

      2001                                            $ 4,704
      2002                                              4,453
      2003                                              4,380
      2004                                              2,749
      2005                                              2,468
      Thereafter                                       12,026
                                                      -------
                                                      $30,780
                                                      =======

      Rent expense, net of sublease income, charged to operations amounted to $828,000, $606,000 and $3,030,000 for the years ended December 31, 2000,
      1999 and 1998, respectively, including real estate taxes and operating escalations.

      Rent expense recognized annually differs from actual rent paid as a result of free rent periods and escalations in base rent provided in the leases. Accordingly, the Company has recorded deferred rent of $642,000 and $889,000 at December 31, 2000 and 1999, respectively. This amount is being amortized by the straight-line method over the life of the lease. The amortization of the deferred rent was approximately $206,500, $202,600 and $37,600 for the years ended December 31, 2000, 1999 and 1998, respectively.

      In September, 2000, in connection with the Armus joint venture, the Company entered into a lease for a 525,000 square foot distribution facility adjacent to its North Brunswick, New Jersey facility. The annual rent expense for this lease approximates $2.2 million. This facility will be used for the distribution of product of the Company, Armus and Church & Dwight. The lease expires in 2010 and contains two five-year extensions.

      SERVICING AGREEMENT - Substantially all of the bottles, closures and labels used by the Company during 2000 at its manufacturing facilities were purchased from Owens Illinois Plastics Products Inc., Owens Illinois Closure Inc., and Owens Illinois Labels, Inc. (collectively referred to as "Owens"). Effective January 1, 1999, the Company and Owens agreed in principle to amend its current agreement that expires December 31, 2003. The monthly payment of $1,303,666 is subject to maximum annual increases of 2%, which will be applied against the purchase price of packaging materials. The agreement provides for the vendor to commit exclusive use of certain machines for the production of packaging material for the Company.

      PROFIT-SHARING PLAN - In 1998, the Company created a bonus plan for certain employees based on the level of operating income achieved excluding restructuring and litigation settlement charges. If the Company's operating income, as defined, achieved 85% or greater of a predetermined amount (computed quarterly in 2000), a bonus could be distributed based upon a predetermined formula. For the years ended December 31, 2000, 1999 and 1998, approximately $133,000, $0, and
      $415,000, respectively, was distributed under the Plan.

      401-K PLAN - The Company has a qualified 401-k retirement plan that covers substantially all employees of the Company. For the years ended December 31, 2000, 1999 and 1998, the Company made matching contributions of approximately $162,000, $135,000 and $60,000, respectively. The Company has the option of changing the matching contribution each year, and the right to amend, modify or terminate this plan.

      EMPLOYMENT AGREEMENTS - The Company is obligated under various employment agreements expiring in 2003. The minimum amount payable in 2001, 2002 and 2003 is approximately $575,000, $575,000 and $480,000, respectively.

      RELATED PARTY TRANSACTIONS - In June 2000, the Company exchanged a warrant to purchase up to 350,000 common shares, which had been issued to Frederick R. Adler ("Adler")in December 1997, for a new 140,000 warrant. In consideration for the reduction in the number of warrants, the exercise price of the new warrant was reduced to $4.125 per share from $7.78 per share. At the time of the exchange, Adler was indebted to the Company in the amount of $175,000 in connection with original warrant. Such indebtedness was reduced to $70,000 approximating the pro rata reduction in the number of warrants. Approximately $195,000 was expensed in connection with the exchange.

      On February 7, 2000, the Company granted an option to purchase 200,000 shares of Common Stock to Adler, a director of the Company, in consideration for consulting services to be rendered by Mr. Adler during the four-year period commencing January 1, 2000. The option vests over a four-year period beginning January 1, 2001, at an exercise price of $2.78 per share of Common Stock (110% of the market price of the Common Stock on the grant date). The Company valued the option at $50,000, the amount specified by an independent banking and valuation firm engaged by the Company. The value of the option was deferred and will be amortized over the four-year consulting period.

      In 1998, the Company signed a consulting agreement with one of its shareholders for $75,000. The agreement provides for the shareholder to assist the Company in two transactions. $25,000 was paid in advance during 1998, while the remaining amount will only be paid if and when the specified transactions are completed.

      At December 31, 2000 and 1999, the Company's Chairman was indebted to the Company for non-interest bearing demand loans in the amount of $59,000 and $47,000, respectively.

      The Company is currently paying the salaries and certain of the expenses of RetailClick.com, Inc. ("RetailClick"), a company that is principally owned by the Company's Chairman. Such payments are in connection with the development and implementation of software which will enable the Company to communicate with its retailers via the internet and other communication devices. RetailClick is not presently charging the Company any additional fees (license or otherwise) for the software and services, but expects, to the extent the Company desires to continue to utilize the software and services, to enter into licensing arrangements in the future at fees to be negotiated. Total salaries and expenses paid on behalf of RetailClick approximated $190,000 during the year ended December 31, 2000.

      RESTRUCTURING COSTS- In May 1997, the Company, as part of its cost-reduction strategy, decided to close its Edison, New Jersey facility and move its candle manufacturing operations to the Company's North Brunswick, New Jersey facility at an estimated cost of $2.4 million. These restructuring costs, which were expensed in 1997 included the write-off of leasehold improvements, a provision for a portion of the future lease commitment and associated lease expenses. On June 15, 1999, the Company subleased this facility to a new tenant. At December 31, 2000, the remaining accrual for restructuring costs approximated $41,000.

      ENVIRONMENTAL REGULATION - The Company is subject to various federal, state and local environmental laws and regulations, including those relating to wastewater discharge, air quality and the storage, handling and disposal of a variety of substances. Some of the chemicals used by the Company and stored at its manufacturing facility are materials regulated by federal or state environmental protection agencies. The Company maintains $6,000,000 in the annual aggregate and $3,000,000 per claim with an annual deductible of $50,000 of insurance coverage for environmental liabilities.

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

6.    INCOME TAXES

      Components of income taxes are as follows:

                                                         DECEMBER 31,
                                              2000           1999           1998
                                              ----           ----           ----
                                                       (in thousands)

      Federal                                 $ 65           $ 48           $130
      State and local                           60             27              7
                                              ----           ----           ----
                                              $125           $ 75           $137
                                              ====           ====           ====

      Temporary differences which give rise to deferred tax liabilities and assets at December 31, 2000 and 1999 are as follows:

                                                           2000          1999
                                                              (in thousands)

      Deferred tax liabilities:
        Depreciation                                      $(3,741)      $(4,132)
                                                          -------       -------

      Deferred tax assets:
        Straight-lining of step rental increases              260           343
        Allowance for bad debts                               204           385
        Net operating loss carryover                        6,613         6,819
        Alternative minimum tax credit                        336           321
        Inventory capitalization                              301           203
        Miscellaneous                                       1,135         1,144
        Restructuring reserve                                  16            54
                                                          -------       -------

                                                            8,865         9,269

      Net deferred tax assets                             $ 5,226       $ 5,137

      Valuation allowance                                  (5,226)       (5,137)
                                                          -------       -------

      Net deferred tax asset                              $    --       $    --
                                                          =======       =======

      A reconciliation of income taxes at the Federal statutory rate to amounts provided is as follows:

                                                             DECEMBER 31,
                                                       2000     1999     1998
                                                       -----    -----    -----
                                                          (in thousands)


      Tax provision computed at statutory rate         $(262)   $ 565    $ 341
      State and local income taxes net of
        federal tax effect                                39       18        4
      Valuation allowance                                 89     (321)    (462)
      Permanent differences and other, net               259     (187)     254
                                                       -----    -----    -----
                                                       $ 125    $  75    $ 137
                                                       =====    =====    =====

      At December 31, 2000, the Company had operating loss carryovers for tax purposes of approximately $15.9 million which expire in 2014. At December 31, 2000 and 1999, a valuation allowance of $5,226,000 and $5,137,000, respectively, has been provided as the realization of the deferred tax assets is not assured.

7.    SIGNIFICANT CUSTOMERS AND SUPPLIERS AND INFORMATION ABOUT PRODUCTS

      The Company's largest customer, WalMart, accounted for 10.1%, 9.2% and 10.8% of sales, respectively, in the years ended December 31, 2000, 1999 and 1998. No other customer of the Company accounted for more than 10% of the Company's net sales. As is customary in the industry, the Company does not have long term contracts with its customers.

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

8.    STOCK OPTIONS

      1995 STOCK OPTION PLAN - Effective in August 1995, the Company adopted the USA Detergents, Inc. 1995 Stock Option Plan (the "1995 Plan"), pursuant to which options to acquire an aggregate of 388,935 shares of Common Stock were available for grant to key employees and consultants of the Company or any of its subsidiaries. The maximum number of shares of Common Stock authorized to be granted under the 1995 Plan was increased on several occasions, the last such time being May 2000, when the maximum number of shares was increased to 1,900,000. The 1995 Plan authorizes the Board to issue incentive stock options ("ISOs"), as defined in Section 422A(b) of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("NonISOs"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns 10% or more of the outstanding stock of the Company or any subsidiary ("10% Stockholder"), the exercise price shall not be less than 110% of such fair market value. The exercise price of each Non ISO may not be less than the par value of the Common Stock. Generally, options will vest over a three-to-five year period and may not be exercised after the 10th anniversary (fifth anniversary in the case of an ISO granted to a 10% Shareholder) of their grant. Options may not be transferred during the lifetime of an option holder. No stock options may be granted under the 1995 Plan after 2005.

      NON-EMPLOYEE DIRECTORS' PLAN - Effective in August 1995, the Company adopted a Stock Option Plan for NonEmployee Directors (the "Directors' Plan"), pursuant to which options to acquire an aggregate of 75,000 shares of Common Stock may be granted to non-employee directors. The Directors' Plan provides for the automatic grant to each of the Company's nonemployee directors of: (1) an option to purchase 4,500 shares of Common Stock on the later of the date of such director's initial election or appointment to the Board of Directors or the date of adoption of the Directors' Plan, and (2) an option to purchase 4,500 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on that anniversary date a non-employee director. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a 10-year term and become exercisable in four equal quarterly installments commencing on the date which is three months after the date of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors' Plan). The options may be exercised by payment in cash, check or shares of Common Stock.

      Activity in the 1995 Plan and the Directors' Plan is as follows:

                                                                 WEIGHTED       OPTIONS
                                                                  AVERAGE     AVAILABLE FOR
                                                  NUMBER OF      PRICE PER      GRANT AT
                                                   OPTIONS         SHARE       END OF YEAR
      Options outstanding, December 31, 1997       400,649          9.92        674,351
                                                                                =======

      Granted in 1998                              278,850          7.91

      Canceled                                    (100,912)        11.76

      Exercised                                    (19,323)         5.87
                                                 ---------

      Options outstanding, December 31, 1998       559,264          9.45        515,836
                                                                                =======

      Granted in 1999                              595,500          5.36

      Canceled                                    (113,150)         7.77
                                                 ---------

      Options outstanding, December 31, 1999     1,041,614          7.29        283,386
                                                                                =======

      Granted in 2000                              643,500          2.59

      Canceled                                    (248,304)         6.19
                                                 ---------

      Options outstanding, December 31, 2000     1,436,810          5.34        538,190
                                                 =========                      =======

      The following table summarizes information about fixed-price options outstanding at December 31, 2000:

                                        WEIGHTED                    NUMBER
                           NUMBER        AVERAGE      WEIGHTED    EXERCISABLE     WEIGHTED
      RANGE OF         OUTSTANDING AT   REMAINING     AVERAGE         AT          AVERAGE
      EXERCISE           DECEMBER 31,  CONTRACTUAL    EXERCISE    DECEMBER 31,    EXERCISE
      PRICES                2000          LIFE          PRICE         2000          PRICE
      $1.75 to $3.20       611,000         9.0         $ 2.53         213,375       $ 2.53
      $3.60 to $7.60       474,296         8.5           5.35          78,670         5.63
      $7.80 to $9.70       305,151         6.5           9.16         225,151         9.05
      $9.80 to $15.80       37,363         5.6          13.50          36,863        13.55
      $31.50                 9,000         5.6          31.50           9,000        31.50
                         ---------                                -----------
                         1,436,810                                    563,059
                         =========                                ===========

      Activity regarding warrants and non-qualified options issued by the Company is as follows:


                                                                              NUMBER OF     WEIGHTED
                                                                              WARRANTS,      AVERAGE
                                                                           NON-QUALIFIED      PRICE
                                                                              OPTIONS       PER SHARE
      Warrants and non-qualified options outstanding, December 31, 1997        350,000        7.88

      Granted in 1998                                                          238,524       11.47
                                                                             ---------

      Warrants and non-qualified options outstanding, December 1998, 1999      588,524        8.33

      Granted in 2000                                                          840,000        2.64

      Canceled in 2000                                                        (350,000)       7.88
                                                                             ---------

      Warrants and non-qualified options outstanding, December 31, 2000      1,078,524
                                                                             =========

      At December 31, 2000, 766,024 warrants and non-qualified options are exercisable.

      The Company applies the provisions of APB Opinion 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the foregoing options. The excess, if any, of fair market value of shares on the measurement date over the exercise price is charged to operations each year as the options become exercisable. Had compensation cost for these options been determined using the Black-Scholes option-pricing model described in FASB Statement 123, the Company would have recorded additional aggregate compensation expense of approximately $1,437,000 in 2000, $1,040,000 in 1999 and $1,161,000 in 1998 which would be expensed over the option's vesting period. The assumptions used in the option-pricing model include a risk-free interest rate of 4.5%-7%, expected life of three years and expected volatility of 56.49% to 93.31%. Dividends are assumed to be zero. The pro forma impact of following the provisions of FASB Statement No. 123 on the Company's net income (loss) and net income (loss) per share would be as follows:

                                                                    DECEMBER 31,
                                                         2000          1999        1998
                                                    (in thousands, except per share data)
      Net income:
        as reported                                    $    (771)   $   1,586   $    866
        pro forma                                      $  (2,208)   $     546   $   (295)
      Basic net income (loss) per share:
        as reported                                    $   (0.05)   $    0.11   $   0.06
        pro forma                                      $   (0.16)   $    0.04   $  (0.02)
      Diluted net income (loss) per share:
        as reported                                    $   (0.05)   $    0.11   $   0.06
        pro forma                                      $   (0.16)   $    0.04   $  (0.02)
      Weighted average fair value of options granted
        during the year                                $    1.13    $    3.15   $   3.89

9.    SEGMENT DISCLOSURE

      The Company operates in one significant business segment - household products. Operations of the household cleaning, automotive products and air fresheners are included with household products for purposes of segment reporting.

                                           DECEMBER 31,
                                   2000       1999       1998
                                 --------   --------   --------
                                         (in thousands)

      Liquid laundry             $140,687   $124,033   $108,729
      Fabric softeners             42,580     45,147     45,120
      Powder laundry               34,861     37,623     34,335
      Other household products     30,876     35,923     31,914
                                 --------   --------   --------

      Net sales                  $249,004   $242,726   $220,098
                                 ========   ========   ========

      The largest product within the liquid and powder laundry detergent group is Xtra(R). Nice'N Fluffy(R) is the largest product within the fabric softener group. Other household products include general purpose cleaners, dish detergents, candles and air fresheners.

10.   GOING CONCERN

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 4, at December 31, 2000, the Company did not meet financial covenants contained in the FINOVA Agreement. Additionally, FINOVA has not given its consent to the Company's entering into the Armus joint venture.

      On February 16, 2001, FINOVA proposed an amendment to the FINOVA Agreement including the necessary waivers and their consent to the joint venture; however, this proposed amendment contained certain terms and conditions that the Company deems not to be in accordance with reasonable lending practices. This, coupled with FINOVA Group Inc. filing to reorganize its own debt under Chapter 11 of the U.S. Bankrupcy Code on March 7, 2001, necessitates that the Company replace the FINOVA credit facility. As a result of the above, the Company classified the entire debt due to FINOVA ($16.9 million of principle at March 21, 2001) and 101 Realty as a current liability.

      The financial statements do not include any adjustments relating to the recoverability and classification or recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing and/or successfully refinance the FINOVA debt as may be required and continue to receive support from Armus.

      Management has commenced efforts to refinance its debt and provide for interim financial support from Armus. Pursuant to a commitment received from Armus, Armus has been paying the invoiced amounts for products sold to the joint venture prior to the invoiced due date. The payment of these invoices by Armus has effectively substantially reduced the Company's borrowing under FINOVA's revolving line of credit. In addition, on March 14, 2001, the Company received a commitment letter from Bank of America to provide a credit facility of up to $41,000,000 to replace the entire FINOVA debt, other than the $10.7 million debt on the Company's real property. The commitment is subject to, among other things, the completion of definitive documentation for the credit facility prior to April 16, 2001. On February 21, 2001, the Company entered into an agreement to sell a distribution facility in North Brunswick, New Jersey for $11,250,000. Pursuant to the agreement, the closing is scheduled to take place in April 2001. The funds generated by the sale will be used to pay off the FINOVA real estate debt and, if requested, the 101 Realty debt. The Company expects that when and if this transaction is completed, it will realize proceeds in excess of its carrying value.

      There can be no assurance that the Company will be able to generate sufficient cash flow from operations to meet its obligations on a timely basis, successfully close the Bank of America financing or the sale of the North Brunswick facility, continue to obtain financial support from ARMUS or that FINOVA will not demand the immediate repayment of its debt.

                                   * * * * * *

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

                                       USA DETERGENTS, INC.


Dated March 30, 2001                   By: /s/ Uri Evan
                                           ---------------------------------
                                           Name:  Uri Evan
                                           Title: Chairman and Chief Executive
                                                  Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         SIGNATURE                         TITLE                       DATE
         ---------                         -----                       ----

/s/ Uri Evan
- ---------------------------   Chief Executive Officer and         March 30, 2001
    Uri Evan                  Chairman of the Board of Directors


/s/ Charles La Rosa           President and Chief Operating       March 30, 2001
- ---------------------------   Officer
Charles La Rosa


/s/ Richard D. Coslow
- ---------------------------   Chief Financial Officer (Principal  March 30, 2001
    Richard D. Coslow         Financial Officer and Principal
                              Accounting Officer)

/s/ Daniel Berman
- ---------------------------   Vice President and Secretary        March 30, 2001
    Daniel Bergman

/s/ Theodore Baum                                                 March 30, 2001
- ---------------------------   Director
    Theodore Baum

/s/ Richard A. Mandell                                            March 30, 2001
- ---------------------------   Director
    Richard A. Mandell

/s/ Christopher D. Illick                                         March 30, 2001
- ---------------------------   Director
    Christopher D. Illick

                      USA DETERGENTS, INC AND SUBSIDIARIES

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (000'S)

                                 BALANCE AT        ADJUSTMENTS
                                BEGINNING OF      TO PROFIT AND                        BALANCE AT
DESCRIPTION                        PERIOD              LOSS         DEDUCTIONS        END OF PERIOD
- -----------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL

ACCOUNTS:

Year ended December 31, 1998        $867              $515            $271                $1,111

Year ended December 31, 1999      $1,111               ($7)           $107                  $997

Year ended December 31, 2000        $997              $588            $608                  $977

(A) Represents write-offs of uncollectible accounts receivable.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
- ------                          -----------------------

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

  4.3 Form of Registration Rights Agreements between the Registrant, Frederick R. Adler and Blair Effron. (1)

 10.1 Lease Agreement dated January 15, 1993 between Maurice M. Weill, Trustee for GEEMAC Property, and the Registrant. (1)

 10.2 Supply Agreement dated November 29, 1994 between Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant. (1)

 10.3 Amendment No. 1 dated December 1995 to Supply Agreement, dated November 29, 1994, between Owens-Illinois Plastic Products Inc., Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and the Registrant.
         (2)(confidentiality note)*

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

 10.43 Supply Agreement, dated July 15, 1997, between the Registrant and Owens-Illinois Labels Inc.***

 10.44 Amendment to Existing Supply Agreements between USA Detergents and Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and Owens-Illinois Labels Inc., dated January 1, 1999, between the Registrant and Owens-Illinois Plastic Products Inc., Owens-Illinois Closure Inc. and Owens-Illinois Labels, Inc. (9)***

 10.45 Employment Agreement with Uri Evan, dated as of December 31, 2000 between the Registrant and Mr. Evan.

 10.46 Employment Agreement with Charles La Rosa, dated as of August 21, 2000 between the Registrant and Mr. La Rosa.

 10.47 Armus LLC Operating Agreement, dated as of June 14, 2000 between the Registrant and Church & Dwight. (10)

 10.48 Registration Rights Agreement, dated as of June 14, 2000 between the Registrant and Church & Dwight. (10)

- --------------
* Confidentiality Requested, confidential portions have been omitted and filed separately with the Commission, as required by Rule 406(b) of the Securities Act of 1933.

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

10. Previously filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 2000.