Form 10-K/A
period 2000-12-31
USA DETERGENTS INC
filed 2001-04-30
CIK 946816

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A No. 1


         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                                             -----------------
         or

         -- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period
              from          to         .

                         Commission file number: 0-26568
                                                 -------

                              USA DETERGENTS. INC.
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


Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The number of shares outstanding of the Registrant's Common Stock, as of April 23, 2001, was 14,192,776 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (based upon the closing prick of such stock on the Nasdaq National Market on April 23, 2001 and the assumption for this computation only that all directors and executive officers are affiliates) was $75,244,723.



                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         The Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-26568) of USA Detergents, Inc. (the "Company"), as filed with the Commission on April 2, 2001, is hereby amended by adding thereto the following Part III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are as follows:


NAME                                   AGE     POSITIONS HELD
----                                   ---     --------------
Uri Evan (4)                           64      Chairman of the Board and Chief Executive Officer and Director
Charles LaRosa                         59      President and Chief Operating Officer
Daniel Bergman                         42      Vice President and Director
Richard D. Coslow                      59      Chief Financial Officer and Executive Vice President
Keith Spero                            47      Executive Vice President and General Manager
Theodore B. Baum                       65      Director
Christopher D. Illick (1)(2)(3)(4)     61      Director
Richard A. Mandell (1)(2)(3)(4)        58      Director

----------------------------------
(1)  Member of Audit Committee
(2)  Member of Compensation Committee
(3)  Member of Stock Option Committee
(4)  Member of the Nominating Committee


         Mr. Uri Evan has served as Chairman of the Board of the Company since 1989, and Chief Executive Officer since 1993. Mr. Evan is a co-founder and served as Chairman from 1995 to 1998 of NetGrocer.com, Inc., a nationwide, low-cost interactive grocery shopping service on the Internet. From 1991 to 1992, he served as Chairman and Chief Executive Officer of I. Rokeach & Sons Inc., a kosher food manufacturing and marketing company.

         Mr. Daniel Bergman is a co-founder of the Company and a Vice President of the Company since June 1995. Mr. Bergman also has been Director of New York Metro Sales, Secretary and a Director of the Company since 1988. Between 1987 and 1991, Mr. Bergman was President of Carnegie International Inc., a retail and export electronics company.

         Mr. Theodore B. Baum has served as a Director of the Company since November 2000. Mr. Baum was the Chairman and Chief Executive Officer of Helicon Cable Partners, L.P., a cable television, telecommunications and internet service provider from 1980 until its sale to Paul Allen's Charter Communications on July 30, 1999. He presently is the managing member of Baum Private Investments, LLC and the President of Baum Investments, Inc. Mr. Baum is also a member of the Advisory Board of Lincolnshire Equity Partners, a private investment fund. He serves on the Board of Trustees, the Financial Committee and the Selection Committee of the Parish Art Museum in Southampton, New York.

         Mr. Christopher D. Illick has served as a Director of the Company since April 1998. Mr. Illick has served as a senior officer of Brean Murray & Co., Inc., an investment bank, since 1997 and a general partner of Illick Brothers, a real estate and management concern, since 1965. From 1995 to 1997, Mr. Illick was a limited partner in the investment banking firm of Oakes, Fitzwilliams & Co. From 1992 to 1995, Mr. Illick served as Chairman and Chief Executive Officer of National Transaction Network, an electronic payment systems integrator. Mr. Illick presently serves as a Director of TTR Technologies, Inc., a designer and developer of anti-piracy technologies, and Shells Seafood Restaurants, Inc., a seafood restaurant chain.

         Mr. Richard A. Mandell has served as a Director of the Company since August 1995. From January 1996 to February 1998, he was a Vice President--Private Investments at Clariden Asset Management (New York) Inc., a subsidiary of Clariden Bank, a private Swiss bank. From 1982 to June 1995, he was a Managing Director of Investment Banking for Prudential Securities Incorporated. Mr. Mandell is also a Director of Shells Seafood Restaurants, Inc., Sbarro, Inc., a food service company, and Trend-Lines, Inc., a specialty retailer of woodworking tools and accessories.

         For information on the Company's executive officers, see the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Commission on April 2, 2001.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires directors and executive officers of the Company and persons who beneficially own more than ten percent of the Common Stock to file reports of ownership and changes in ownership of Common Stock with the Securities and Exchange Commission and The Nasdaq National Market. These persons are also required to furnish to the Company copies of all such reports.

         To the Company' knowledge, based solely on its review of the copies of such reports received by the Company, and written representations from certain reporting persons, directors and executive officers of the Company, except for Theodore Baum who was late in filing a required Initial Statement of Beneficial Ownership of Securities on Form 3, all directors and executive officers and all other reporting persons complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth certain summary information concerning the compensation earned by (a) our Chief Executive Officer and (b) our four other most highly compensated executive officers whose total salary for the fiscal year ended December 31, 2000 exceeded $100,000 ("Named Executive Officers"), for services rendered to the Company and its subsidiaries in all capacities during each of the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                                     LONG-TERM
                                                             ANNUAL                            ------------------------
                                                          COMPENSATION                              COMPENSATION
                                                -------------------------------------          ------------------------
                                                                                                              COMMON
                                                                          OTHER                               STOCK
                                                                          ANNUAL                            UNDERLYING
NAME AND PRINCIPAL POSITION                     YEAR     SALARY($)   COMPENSATION ($)          BONUS ($)    OPTIONS (#)
---------------------------                     ----     ---------   ----------------          ---------    -----------
Uri Evan.....................................   2000       290,000        15,356                    --        500,000
    Chairman of the Board and                   1999       290,000        12,250                    --         25,000
    Chief Executive Officer                     1998       237,730         6,199                25,000             --
Charles LaRosa (1)...........................   2000        89,904         2,492                15,729        150,000
    President and Chief                         1999            --            --                    --             --
    Operating Officer                           1998            --            --                    --             --
Daniel Bergman...............................   2000       190,000         4,101                 7,125         25,000
    Vice President                              1999       189,999         7,900                    --         15,000
                                                1998       147,596            --                28,500             --
Richard D. Coslow............................   2000       200,002        15,966                 9,000         50,000
    Chief Financial Officer and                 1999       200,000        18,889                    --         25,000
    Executive Vice President                    1998       196,154        11,037                30,000         25,000
Keith Spero (2)..............................   2000       197,115         9,500                11,000         50,000
    Regional Vice President                     1999       175,001         7,809                    --         62,000
                                                1998        70,099            --                    --         20,000

------------
(1) Mr. LaRosa became an executive officer of the Company in August  2000.

(2) Mr. Spero became an executive officer of the Company in August 1998.

         The following table provides information related to options granted to the Named Executive Officers during the fiscal year ended December 31, 2000.

                        Option Grants In Last Fiscal Year

                                                                         INDIVIDUAL GRANTS
                                            -----------------------------------------------------------------------------
                                                          % OF TOTAL
                                                           OPTIONS                          POTENTIAL REALIZABLE VALUE AT
                                            NUMBER OF     GRANTED TO                         ASSUMED ANNUAL RATES OF
                                            SECURITIES     EMPLOYEES  EXERCISE               STOCK PRICE APPRECIATION
                                            UNDERLYING     IN FISCAL  OR BASE                     FOR OPTION TERM (6)
                                             OPTION          YEAR       PRICE     EXPIRATION ----------------------------
NAME                                         GRANTED         YEAR     ($/SHARE)     DATE          5% ($)       10% ($)
----                                        ----------     ---------  ---------   ----------   ----------    -----------
Uri Evan ..........................         175,000(1)       13.0%      1.781       4/25/10       196,044       496,813
                                            325,000(2)       24.2%      2.375      12/31/10       485,428     1,230,170
Charles LaRosa.....................         150,000(3)       11.2%      3.188       8/8/10        300,690       762,008
Daniel Bergman.....................          25,000(4)        1.9%      1.781       4/25/10        28,006        70,973
Richard D. Coslow..................          50,000(5)        3.7%      1.781       4/25/10        56,013       141,947
Keith Spero........................          50,000(5)        3.7%      1.781       4/25/10        56,013       141,947

------------
(1) An option to purchase 50% of these shares of Common Stock is currently exercisable and the balance becomes exercisable April 25, 2006, or if earlier, when the average closing sale price of the Company's Common Stock exceeds $7.00 per share for 30 consecutive calendar days.
(2) An option to acquire 31% of these shares of Common stock is currently exercisable and an option to purchase 23% of these shares of Common Stock is exercisable on each of December 31, 2001, December 31, 2002, and December 31, 2003.
(3)  Options vest over three years in installments of 25%, 25% and 50%.
(4) The option to purchase all 25,000 shares of Common Stock is currently exercisable.
(5) An option to purchase 50% of these shares of Common Stock is currently exercisable, an option to purchase 12.5% of these shares of Common Stock is exercisable on each of December 31, 2001 and December 31, 2002, and an option to purchase 25% of these shares of Common Stock is exercisable on December 31, 2003.
(6) Amounts reflected in these columns represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified annually compounded rates of appreciation of the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock.

         The following table sets forth information with respect to unexercised stock options held by persons named in the Summary Compensation Table at December 31, 2000. There were no stock options exercised during the fiscal year ended December 31, 2000 by such individuals.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                            NUMBER OF UNEXERCISED
                            OPTIONS HELD AT FISCAL
                                 YEAR END (#)
                             ---------------------
                                                      NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED IN-THE-
                                                         OPTIONS HELD AT        MONEY OPTIONS AT FISCAL YEAR
                                SHARES                 FISCAL YEAR END (#)              END ($)(1)
                              ACQUIRED    VALUE     --------------------------   --------------------------
Name                         ON EXERCISE REALIZED   EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                         ----------- ---------  -----------  -------------   -----------  -------------
Uri Evan .................        --         --       193,750       331,250        $52,386       $52,386
Charles LaRosa............        --         --            --       150,000             --            --
Daniel Bergman............        --         --        28,750        11,250         14,967            --
Richard D. Coslow.........        --         --        73,750        56,250         14,967        14,967
Keith Spero...............        --         --        58,500        81,500         14,967        14,967


------------
(1) The value for an "in-the-money" option represents the difference between the exercise price of the option and the closing price of the Common Stock on The Nasdaq National Market on December 29, 2000 of $2.38.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL AGREEMENTS

         In December 2000, the Company entered into a new employment agreement with Mr. Evan which provides for an annual base salary of $300,000, plus such bonuses as may be authorized from time to time by the Board of Directors, and the right to receive a bonus based on the financial performance of the Company and Mr. Evan's individual performance. In addition, under the agreement, Mr. Evan was granted an option to purchase 325,000 shares of the Company's Common Stock at a price per share of $2.375, of which up to 100,000 shares were immediately exercisable and the balance of the option becoming exercisable in equal amounts annually over three years. Mr. Evan was also granted an option to purchase 175,000 shares of the Company's Common Stock at a purchase price per share of $1.7812 in April 2000. The April 2000 option is subject to certain vesting requirements. See footnotes to the "Security Ownership of Certain Beneficial Owners and Management" later in Item 12 of this Form 10-K/A. The agreement has an initial three year term, with automatic extensions of one year unless terminated. If the Company terminates the agreement during the initial three year term for reasons other than cause, Mr. Evan will be entitled to continue to receive his base salary and health insurance benefits for a period of eighteen months. If the Company terminates the agreement without cause or Mr. Evan terminates the agreement as a result of a material change in Mr. Evan's position with the Company, within twelve months after a change in control of the Company (as defined in the agreement), the Company will continue to pay Mr. Evan his then effective annual base salary for a period of eighteen months and any options granted to Mr. Evan will be fully vested.

         In August 2000, the Company entered into an employment agreement with Mr. LaRosa to serve as the Company's President and Chief Operating Officer beginning August 21, 2000. The agreement provides for an annual base salary of $275,000, plus such bonuses as may be authorized from time to time by the Board of Directors, and the right to a discretionary bonus based on the financial performance of the Company and Mr. LaRosa's individual performance. The agreement has an initial three year term, with automatic extensions of one year unless terminated. In general, if the Company terminates the agreement for reasons other than cause or the permanent disability or death of Mr. LaRosa, he will be entitled to continue to receive his base salary and health insurance benefits for a period of nine months from the date of such termination, if such termination occurs during the first year of the term, or for a period of twelve months if such termination occurs thereafter. If the Company terminates the agreement or Mr. LaRosa terminates the agreement as a result of a material change in Mr. LaRosa's position with the Company or a significant modification to Mr. LaRosa's working conditions or terms of employment with the Company, within twelve months after a change in control of the Company (as defined in the agreement), the Company shall continue to pay Mr. LaRosa, in lieu of any amounts or benefits referred to above, his then effective annual base salary for a period of twelve months following such termination and any options granted to Mr. LaRosa will become fully vested.

         The Company has employment or other change in control agreements with each of Uri Evan, Charles LaRosa, Daniel Bergman, Richard Coslow and Keith Spero that provide, among other things, for the payment of severance if employment is terminated under certain circumstances following a change in control of the Company. In the event of such termination, Mr. Evan will receive 18 months' salary and each of Messrs. LaRosa, Bergman, Coslow and Spero will receive 12 months' salary. These agreements, together with the Company's stock option plan and option agreements, also provide for accelerated vesting of any stock options granted to the executives. In addition to severance payments under these agreements, it is contemplated that each of Messrs. Coslow and Spero will receive additional cash payments for transition services in an amount to be determined in the event the contemplated merger with Church & Dwight Co., Inc. (the "Merger") is consumated. Mr. Evan is expected to continue to provide services to the Company and/or Church & Dwight after the Merger for which he will be compensated on terms to be negotiated.

         Prior to 1998, the Company had a profit sharing plan which was based on the amount by which the Company's operating gross margin, as defined, exceeded ten percent (the "OGM Plan"). In 1998, the Company replaced the OGM Plan with a bonus plan (the "Bonus Plan") for certain employees based on the level of operating income achieved, excluding restructuring and litigation settlement charges. None of the Company's employees were eligible for a bonus in fiscal 2000 under the Bonus Plan.

DIRECTOR COMPENSATION

         During 2000, each of Messrs. Illick and Mandell, the then two non-employee directors of the Company, received a fee of $30,000 in addition to a grant of 30,000 options to purchase Common Stock for serving as members of the Company's Independent Committee in connection with the formation of the Armus joint venture with Church & Dwight and related matters. In addition, directors who are not employees or consultants of the Company are compensated through stock options and by the payment of $2,500 per month. See "Non-Employee Directors' Plan" later in this Item 11.

1995 STOCK OPTION PLAN

         The Company's 1995 Stock Option Plan, as amended (the "Plan"), authorizes the Company to issue an aggregate of 1,900,000 shares of Common Stock to employees of the Company pursuant to the Plan. The Plan authorizes the Board to issue incentive stock options ("ISO's"), as defined in Section 422(b) of the Internal Revenue Code (the "Code"), and stock options that do not conform to the requirements of that Code section ("Non-ISO's"). The exercise price of each ISO may not be less than 100% of the fair market value of the Common Stock at the time of grant, except that in the case of a grant to an employee who owns (within the meaning of Code Section 422(b)(6)) 10% or more of the outstanding stock of the Company or any subsidiary (a "10% Stockholder"), the exercise price may not be less than 110% of such fair market value. The exercise price of each Non-ISO may not be less than the par value of the Common Stock. Generally, options will vest over a three to five year period, subject to acceleration in the event of a Change in Control (as hereinafter defined), and may not be exercised after the tenth anniversary (fifth anniversary in the case of an ISO granted to a 10% Stockholder) of their grant. Options may not be transferred during the lifetime of an optionholder. No stock options may be granted under the Plan after August 2005.

         The Plan is administered by the Stock Option Committee (the "Committee") of the Board of Directors. Subject to the provisions of the Plan, the Committee has the authority to, among other things, determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the option price, the type of option, the option period, the restrictions, if any, on the exercise of the option and the terms for the payment of the option price, to interpret the provisions of the Plan, to fix and interpret the provisions of option agreements made under the Plan, to supervise the administration of the Plan, and to take such other action as may be necessary or desirable in order to carry out the provisions of the Plan. Each grant of options is to be evidenced by a stock option agreement executed by the Company and the optionee at the time of grant in accordance with the terms and conditions of the Plan.

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

         If any event constituting a "Change in Control of the Company" occurs all options granted under the Plan which are outstanding at the time a Change in Control of the Company occurs will immediately become exercisable. A "Change in Control of the Company" will be deemed to occur if (i) there is consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of the Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (ii) the stockholders of the Company approve any plan or proposal for liquidation or dissolution of the Company, or (iii) any person (as such term is used in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of 40% or more of the Company's outstanding Common Stock other than pursuant to a plan or arrangement entered into by such person and the Company, or (iv) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. The Merger will constitute a change in control of the Company.

         The Board of Directors may amend or terminate the Plan. Except as otherwise provided in the Plan with respect to equity changes, any amendment which would increase the aggregate number of shares of Common Stock as to which options may be granted under the Plan, materially increase the benefits under the Plan, or modify the class of persons eligible to receive options under the Plan is subject to the approval of the Company's stockholders. No amendment or termination of the Plan may affect adversely any outstanding option without the written consent of the optionee.

FEDERAL INCOME TAX CONSEQUENCES

         An optionee will not realize taxable income upon the grant of an option. In general, the holder of a Non-ISO will realize ordinary income when the option is exercised equal to the excess of the value of the stock over the exercise price (i.e., the option spread), and the Company receives a corresponding deduction in the same amount, subject to the deduction limits of
Section 162(m) of the Code. Upon a later sale of the stock, the optionee will generally realize capital gain or loss equal to the difference between the selling price and the value of the stock at the time the option was exercised.

         The holder of an ISO will not realize taxable income upon the exercise of the option (although the option spread is an adjustment to taxable income that may result in alternative minimum tax). If the stock acquired upon exercise of the ISO is sold or otherwise disposed of within two years from the option grant date or within one year from the exercise date, then, in general, gain realized on the sale is treated as ordinary income to the extent of the option spread at the exercise date, and the Company receives a corresponding deduction, subject to the limitations of Section 162(m) of the Code. Any remaining gain is treated as short-term or long-term capital gain depending on the holding period. If the stock is held for at least two years from the grant date and one year from the exercise date, then gain or loss realized upon the sale will be capital gain or loss and the Company will not be entitled to a deduction.

NON-EMPLOYEE DIRECTORS' PLAN

         Effective August 1995, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Directors' Plan"), pursuant to which options to acquire an aggregate of 75,000 shares of Common Stock may be granted to non-employee directors (i.e. directors who are not employees or consultants to the Company). The Directors' Plan provides for the automatic grant to each of the Company's non-employee directors of (1) an option to purchase 4,500 shares of Common Stock on the later of the date of such director's initial election or appointment to the Board of Directors or the date of adoption of the Directors' Plan, and (2) an option to purchase 4,500 shares of Common Stock on each annual anniversary of such election or appointment, provided that such individual is on that anniversary date a non-employee director. The options will have an exercise price of 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and become exercisable in four equal quarterly installments commencing on the date which is three months after the date of the grant thereof, subject to acceleration in the event of a change of control (as defined in the Directors' Plan). The options may be exercised by payment in cash, check or shares of Common Stock.

COMPENSATION OVERVIEW/ELEMENTS OF COMPENSATION

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         General. The Compensation Committee, presently consisting of Messrs. Mandell and Illick (and Mr. Adler, before his resignation on June 14, 2000), was established in August 1995 and is responsible for the planning, review and administration of the Company's executive compensation program.

         The Company's objective is to provide a superior return to its stockholders. To support this objective, the Company believes it must attract, retain and motivate top quality executive talent. The Company's executive compensation program is a critical tool in this process. The Company's executive compensation program has been designed to link executive compensation to the Company's performance through at-risk compensation opportunities, providing significant reward to executives based on the Company's success. The Company's executive compensation program consists of base salary, annual cash incentive opportunities and long-term incentives represented by stock options.

         Base Salary. The Committee recognizes the importance of a competitive compensation structure in retaining and attracting senior executives. Executive salary levels are reviewed and established annually. The salaries received by the Company's executives generally reflect their levels of responsibility and other factors, such as assessments of individual performance. See a description of Mr. Evan's employment agreement under "Employment Contracts and Change in Control Agreement" earlier in this Item 11.

         As described above, the compensation of Mr. Evan, the Company's Chief Executive Officer, was $290,000 during 2000. This, along with the other compensation provided for in Mr. Evan's employment agreement, reflected the Board of Directors' agreement on Mr. Evan's contributions to the Company during the last year, including Mr. Evan's performance in strategically positioning the Company.

         Bonus Plan. The Company's executive officers are eligible for annual cash performance bonuses under the Bonus Plan, as described above under "Employment Contracts and Change In Control Agreement." The Bonus Plan is designed to create an additional incentive for certain executive officers and employees of the Company to grow the Company's business while continuing to focus on operating income. The Committee believes that this form of compensation helps to more closely align the interests of the employees with those of the Company and its stockholders. For 2000, the Company did not make any payments under the Bonus Plan. Though the Company did not reach its incentive targets under the Bonus Plan for 2000, it provided certain executive officers with bonus payments in the amounts listed in the Summary Compensation Table above. These payments were not made pursuant to the Bonus Plan.

         Stock Options. Stock option grants have historically been used by the Company as part of its compensation program for the Company's executives and management team members. The Company's stock option program permits optionees to buy a specific number of shares of Common Stock, in the future, at the fair market value of such shares on the date the option is granted. Since stock options gain value only if the price of the Common Stock increases above the option exercise price, the use of stock option grants reflects the Company's philosophy of linking compensation to performance. In addition, the Committee believes that stock option grants to optionees help to provide an incentive for continued employment and otherwise more closely align the optionees interests with those of the Company and its stockholders. The Company also has used stock options as part of its standard compensation package developed to attract highly qualified employment candidates to the Company.

         Option grants made by the Committee during 2000 to the Company's executive officers included the grant of options for the purchase of 775,000 shares of the Common Stock. These option grants were part of the Committee's program to provide the Company's executives with an added long-term incentive through stock-based compensation. Subject to accelerated vesting under the Merger, the options vest over the next three years or, with respect to certain options granted to the Company's Chief Executive Officer, when the Common Stock achieves a certain designated stock price.

         The Compensation Committee believes that linking executive compensation to individual accomplishments as well as corporate performance results in a better alignment of compensation with corporate business goals and stockholder value. As strategic and performance goals are met or exceeded, resulting in increased value to stockholders, executives are rewarded commensurately.

The Compensation Committee believes that compensation levels during 2000 adequately reflect the Company's compensation goals and policies.


                                                Compensation Committee,

                                                Christopher D. Illick
                                                Richard A. Mandell


                  COMPARATIVE PERFORMANCE BY THE COMPANY

         The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total stockholder return on its Common Stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) an index based on returns from a peer group of companies. The peer group of companies compared in the chart below consists of Church & Dwight Co., Inc., The Clorox Company, Colgate-Palmolive Company, The Dial Corp., Perrigo Company, The Procter & Gamble Company and Unilever N.V. (the "Peer Group Index"). This peer group was selected based on the Company's good faith determination that these companies fairly represent the companies which compete in the same industry or line-of-business as the Company. This chart compares the Common Stock with (i) the Nasdaq Composite Index and (ii) the Peer Group Index, and assumes an investment of $100 on December 31, 1995 in each of the Common Stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Peer Group Index.

                              USA Detergents, Inc.
 Comparison of Cumulative Total Return (December 31, 1995 -- December 31, 2000)


                               [GRAPHIC OMITTED]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 30, 2001 (except as otherwise noted in the footnotes), regarding the beneficial ownership (determined in accordance with the rules of the Securities and Exchange Commission) of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation" in Item 11 above); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                                                         AMOUNT AND NATURE OF
                                                                       BENEFICIAL OWNERSHIP OF    PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                   COMMON STOCK (2)       COMMON STOCK
----------------------------------------                               -----------------------    -------------
Church & Dwight Co., Inc.........................................              2,142,857               15%
    469 North Harrison Street
    Princeton, New Jersey 08543
Chap-Cap Partners, L.P., Chapman Capital, L.L.C. and
Robert L. Chapman, Jr............................................              1,033,100                7.3%
    Continental Grand Plaza, #411
    300 N. Continental Blvd.
    El Segundo, California 90245(3)
Credit Suisse First Boston and the Credit Suisse First Boston
business unit....................................................                767,700                5.4%
    Uetlibergstrasse 231
    P.O. Box 990
    CH8070 Zurich
    Switzerland(4)
Uri Evan(5)......................................................                911,430                6.4%
Joseph S. Cohen..................................................                841,001                6.0%
    1585 East 10th Street
    Brooklyn, New York 11230(6)
Daniel Bergman(7)................................................                681,713                4.8%
Bergman Family Limited Partnership(7)............................                641,713                4.5%
Keith Spero(8)...................................................                160,462                1.1%
Richard Coslow(9)................................................                132,181                *
Theodore Baum(10)................................................                 83,500                *
    c/o Helicon Corp.
    700 East Palisade Ave.
    Englewood Cliffs, NJ 07632
Richard A. Mandell(11)...........................................                 61,500                *
    666 Greenwich Street
    New York, New York 10014
Christopher D. Illick(12)........................................                 43,500                *
    c/o Brean Murray & Co., Inc.
    570 Lexington Avenue
    New York, New York 10022




                                                                         AMOUNT AND NATURE OF
                                                                       BENEFICIAL OWNERSHIP OF    PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                   COMMON STOCK (2)       COMMON STOCK
----------------------------------------                               -----------------------    -------------
Charles LaRosa(13)...............................................                152,000                1.1%
All directors and executive officers as a group (8 persons)(14)..              2,226,286               15.7%

-----------

*    Less than one percent.
(1) Except as otherwise noted, the address of the named stockholder is c/o USA Detergents, Inc., 1735 Jersey Avenue, North Brunswick, New Jersey 08902.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.
(3) Information is derived solely from a Schedule 13D, dated February 20, 2001, filed with the Commission.
(4) Information is derived solely from a Schedule 13G, dated February 15, 2001, filed with the Commission. According to such filing, Credit Suisse First Boston is a "bank" as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 and a control person of the Credit Suisse First Boston business unit within the meaning of Rule 13d-1(b)(1)(ii)(G).
(5) Amounts reflected for Uri Evan consist of 386,430 shares of Common Stock held by Dinah Evan, the spouse of Mr. Evan; an option to purchase up to 193,750 shares of Common Stock; an option to purchase 87,500 shares of Common Stock exercisable upon the earlier of (i) April 25, 2006, (ii) when the price of the Common Stock reaches $7.00 per share as reported on the Nasdaq National Market and closes at or above such price for 30 consecutive calendar days, or (iii) upon a change of control of the Company; and an option to purchase 243,750 shares of Common Stock exercisable upon a change of control.
(6) Includes 238,288 shares of Common Stock held by the children of Mr. Cohen and 1,000 shares of Common Stock owned by the J&J Family Partnership, of which Mr. Cohen is the general partner. Mr. Cohen disclaims beneficial ownership of all shares other than those held in his name.
(7) Consists of 641,713 shares held by the Bergman Family Limited Partnership (the "Bergman L.P."), a Nevada partnership of which Mr. Bergman is the general partner, an option held by Mr. Bergman to purchase 28,750 shares of Common Stock and an option held by Mr. Bergman to purchase 11,250 shares of Common Stock exercisable upon a change of control. Mr. Bergman disclaims beneficial ownership of shares held by the Bergman L.P.
(8) Includes an option to purchase 68,250 shares of Common Stock and an option to purchase 71,750 shares of Common Stock exercisable upon a change of control.
(9) Includes an option to purchase 86,250 shares of Common Stock and an option to purchase 43,750 shares of Common Stock exercisable upon a change of control.
(10) Includes an option to purchase 1,125 shares of Common Stock currently exercisable and an option to purchase 3,375 shares of Common Stock exercisable upon a change of control.
(11) Includes an option to purchase 54,750 shares of Common Stock currently exercisable and an option to purchase 2,250 shares of Common Stock exercisable upon a change of control.
(12) Includes an option to purchase 42,375 shares of Common Stock and an option to purchase 1,125 shares of Common Stock exercisable upon a change of control.
(13) Consists of an option to purchase 150,000 shares of Common Stock exercisable upon a change of control.
(14) Includes options to purchase 489,125 shares of Common Stock currently exercisable and an option to purchase 600,875 shares of Common Stock exercisable upon a change of control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

         As part of the refinancing of the Company's then-existing indebtedness to PNC Bank, N. A. ("PNC") in February 1998, $4.0 million was loaned to the Company by 101 Realty Associates L.L.C. ("101 Realty") at a rate of 9.5% per annum. 101 Realty is a New Jersey limited liability company, which at the time of the loan was owned by Uri Evan, the Company's Chairman and Chief Executive Officer, Dinah Evan, Mr. Evan's wife, Daniel Bergman, a Director and Executive Officer of the Company, and Frederick J. Horowitz, Mark Antebi and Joseph Cohen, each of whom at the time of the loan was the beneficial owner of more than 5% of the Company's outstanding Common Stock. The loan from 101 Realty was secured by a second mortgage on one of the Company's properties, subject to a first mortgage held by PNC in the amount of $5.0 million. Additionally, each of Messrs. Evan, Horowitz, Bergman, Cohen and Antebi jointly and severally guaranteed repayment of an additional $5.0 million of the Company's indebtedness to PNC. As part of the transaction, 101 Realty was issued a warrant to purchase 98,524 shares of Common Stock, exercisable until April 2003, at an exercise price of $10.50 per share (subject to certain anti-dilution provisions). In connection with this issuance, the Company recognized a deferred charge of $335,000 in the first quarter of 1998. This charge was deferred and was amortized over the period ended February 29, 2001.

         In August 1998, the Company entered into a credit facility with a syndicate of lenders, including FINOVA Capital Corporation ("FINOVA"), in connection with which all but $10.0 million of the Company's indebtedness to PNC was paid down and the personal guarantees described above were released. On February 26, 1999, the Company refinanced its existing indebtedness by amending and restating the FINOVA Agreement to provide for an additional $14.5 million of financing. Of these proceeds, $4.0 million of the proceeds were set aside for the repayment of the Company's indebtedness to 101 Realty, provided the Company meets certain working capital levels and achieves specified profitability levels. In May 1999, the Company released $2.0 million of the reserved proceeds to pay down a portion of its indebtedness to 101 Realty. The FINOVA Agreement provides for the reserved funds to be used to pay down a portion of the $14.5 million of additional indebtedness to the extent the Company does not meet the working capital and profitability levels required for the repayment of the 101 Realty indebtedness.

         The Company is currently paying the salaries and certain of the expenses of RetailClick.com, Inc. ("RetailClick"), a company that is principally owned by Mr. Evan, the Company's chairman. Such payments are in connection with the development and implementation of software which will enable the Company to communicate with its retailers via the internet and other communication devices. RetailClick is not presently charging the Company any additional fees (license or otherwise) for the software and services, but expects, to the extent the Company desires to continue to utilize the software and services, to enter into licensing arrangements in the future at fees to be negotiated. Total salaries and expenses paid on behalf of RetailClick approximated $190,000 during the year ended December 31, 2000.

         The Company has made various salary advances to Mr. Evan, the Company's chairman. The largest aggregate amount of such indebtedness was approximately $90,000 during the Company's fiscal year ended December 31, 2000. Currently, Mr. Evan is indebted to the Company for approximately $60,000 and is paying back such indebtedness in bi-weekly $3,000 installments. No interest is charged on this indebtedness.

         In June 2000, the Company exchanged a warrant to purchase up to 350,000 shares of Common Stock, which had been issued to Frederick R. Adler, then a director of the Company, in December 1997, for a new warrant to purchase up to 140,000 shares of Common Stock. In consideration for the reduction in the number of shares available for purchase under such warrant, the exercise price of the new warrant was reduced to $4.125 per share from $7.78 per share. At the time of the exchange, Mr. Adler was indebted to the Company in the amount of $175,000 in connection with the original warrant. Such indebtedness was reduced to $70,000 approximating the pro rata reduction in the number of shares available for purchase under the warrant. The Company's board of directors determined that the Company's entering into the Armus joint venture constituted an "Accelerating Event" under the warrant, which resulted in the warrant becoming immediately exercisable.

         On February 7, 2000, the Company granted an option to purchase up to 200,000 shares of Common Stock to Mr. Adler, in consideration for consulting services to be rendered by Mr. Adler during the four-year period commencing January 1, 2000. The option was scheduled to vest over a four year period, at an exercise price of $2.78 per share of Common Stock. The Company's board of directors determined that the Company's entering into the Armus joint venture constituted an "Accelerating Event" under the option, which resulted in the option becoming immediately exercisable.










            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2001                              USA DETERGENTS, INC.


                                            By: /s/ Uri Evan
                                               --------------------------
                                                Uri Evan
                                                Chief Executive Officer