Form 10-Q
period 2001-03-31
USA DETERGENTS INC
filed 2001-05-21
CIK 946816

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20509

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

     Commission file number 0-26568



                              USA DETERGENTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



                   Delaware                                    11-2935430
                   --------                                    ----------
(State or other jurisdiction of incorporation                (IRS Employer
               or organization)                            Identification No.)



              1735 JERSEY AVENUE, NORTH BRUNSWICK, NEW JERSEY 08902
              -----------------------------------------------------
               (Address of principal executive offices -Zip code)



                                 (732) 828-1800
                                 --------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS OF STOCK                NO. OF SHARES OUTSTANDING                 Date
--------------                -------------------------                 ----
    Common                            14,192,776                    May 17, 2001

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS




                                                                       MARCH 31,     DECEMBER 31,
                                                                          2001           2000
                                                                      -----------   -------------
Current assets:
Cash                                                                   $      --      $     567
Restricted funds                                                           2,002          2,002
Accounts receivable, net of customer allowances and doubtful
 accounts of $823 and $977, respectively                                  23,013         23,304
Inventories                                                               12,370         18,665
Refundable income taxes                                                       42             42
Prepaid expenses and other current assets                                  7,884          5,047
                                                                       ---------      ---------
    Total current assets                                                  45,311         49,627
Property and equipment -- net                                             44,806         44,099
Deferred financing costs                                                     954          1,084
Other non-current assets                                                     645            769
                                                                       ---------      ---------
    Total assets                                                       $  91,716      $  95,579
                                                                       =========      =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                      $  18,026      $  36,671
Cash overdraft                                                             4,113             --
Accounts payable                                                          31,161         23,949
Accrued expenses                                                          20,543         13,290
Other current liabilities                                                    218            259
                                                                       ---------      ---------
    Total current liabilities                                             74,061         74,169
Deferred rent payable                                                        498            465
                                                                       ---------      ---------
    Total liabilities                                                     74,559         74,634
                                                                       ---------      ---------
Commitments and Contingencies

Stockholders' equity:
Preferred stock--no par value; authorized 1,000,000 shares, none
 issued                                                                       --             --
Common stock--$.01 par value; authorized 30,000,000 shares, issued and outstanding 14,192,776 shares at both March 31, 2001 and
 December 31, 2000                                                           142            142
Additional paid-in capital                                                31,907         31,907
Deficit                                                                  (14,822)       (11,034)
Note receivable from shareholder                                             (70)           (70)
                                                                       ---------      ---------
    Total stockholders' equity                                            17,157         20,945
                                                                       ---------      ---------
    Total liabilities and stockholders' equity                         $  91,716      $  95,579
                                                                       =========      =========


                     See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)




                                                                            THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                     ---------------------------
                                                                         2001           2000
                                                                     ------------   ------------
Net revenues                                                           $ 68,886       $ 64,114
                                                                       --------       --------
Costs and expenses:
 Cost of goods sold                                                      61,294         43,932
 Selling, general and administrative                                     10,539         18,823
                                                                       --------       --------
                                                                         71,833         62,755
                                                                       --------       --------
(Loss) income from operations                                            (2,947)         1,359

Interest and amortization of deferred financing costs -- net                766          1,088
                                                                       --------       --------
(Loss) income before provision for income taxes                          (3,713)           271
Provision for income taxes                                                   75             50
                                                                       --------       --------
Net (loss) income                                                      $ (3,788)      $    221
                                                                       ========       ========
Basic net (loss) income per share                                      $   (.27)      $    .02
                                                                       ========       ========
Weighted average shares outstanding                                      14,193         13,826
                                                                       ========       ========
Diluted net (loss) income per share                                    $   (.27)      $    .02
                                                                       ========       ========
Weighted average shares outstanding and common share equivalents         14,193         13,836
                                                                       ========       ========

                See Notes to Consolidated Financial Statements.

                     USA DETERGENTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2001, AND 2000
                                 (IN THOUSANDS)




                                                                          2001            2000
                                                                      ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)/income                                                     $  (3,788)       $   221
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
 Depreciation and amortization                                             1,676          1,711
 Amortization of deferred financing costs                                    102            147
 Amortization of slotting                                                     --            718
 Other amortization                                                          191            202
 Change in the provision for customer allowances and doubtful
   accounts                                                                 (154)            31
 Change in deferred rent                                                      33            (54)
Changes in operating assets and liabilities:
 Decrease/(increase) in accounts receivable                                  445           (315)
 Decrease/(increase) in inventories                                        6,295         (1,455)
 Increase in prepaid expenses and other current assets                    (2,837)          (317)
 Increase in other non-current assets                                        (39)           (48)
 Increase in cash overdraft                                                4,113          1,656
 Increase/(decrease) in accounts payable and accrued expenses             14,465             (8)
 Decrease in other current liabilities                                       (41)           (37)
                                                                       ---------        -------
   Net cash provided by operating activities                              20,461          2,452
                                                                       =========        =======
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                       (2,383)          (362)
                                                                       ---------        -------
   Net cash used in investing activities                                  (2,383)          (362)
                                                                       =========        =======
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments to credit facilities                                     (18,645)        (2,155)
 Increase in deferred financing costs                                         --             (3)
                                                                       ---------        -------
   Net cash used in financing activities                                 (18,645)        (2,158)
                                                                       =========        =======
Net decrease in cash                                                        (567)           (68)
Cash at beginning of period                                                  567            254
                                                                       =========        =======
Cash at end of period                                                  $      --        $   186
                                                                       =========        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR
 OPERATING ACTIVITIES:
 Interest paid                                                         $     828        $   951
                                                                       =========        =======
 Income taxes paid                                                     $       8        $    43
                                                                       =========        =======

                     See Notes to Consolidated Financial Statements.

                      USA DETERGENTS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (the "SEC") and in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for the fair presentation of the Company's financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules. The Company believes the disclosures included herein are adequate to make these financial statements not misleading. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, for the year ended December 31, 2000.

         In April 2001, Church & Dwight ("Church & Dwight") effected a tender offer to purchase for $7.00 per share 100% of the outstanding shares of the Company's common stock which would be followed by a merger of the companies (the "Merger"). The offer to purchase is conditioned upon, among other things, a minimum of 51% of the Company's outstanding common stock being tendered to Church & Dwight and the satisfaction of certain regulatory approvals. There can be no assurance that the conditions for the offer will be satisfied and that the offer to purchase will be effected and the Merger consummated.

         Until the Merger is consummated, if at all, the Company is operating, in part, under a joint venture agreement ("Armus") with Church & Dwight, entered into in June 2000. The joint venture agreement provided for the establishment of a limited liability entity into which the Company contributed its laundry business which included its XTRA and Nice 'n' Fluffy brands and Church & Dwight contributed its Arm & Hammer brand laundry care products. The Company's laundry business approximated 88% of revenues for the year ended December 31, 2000. In addition, the parties contributed certain operational functions and provided the joint venture with licenses to use their related intellectual property. Armus combined the separate sales staff of both companies into a single national sales force supported by a single national broker organization.

         Under the Armus operating agreement, in early 2001, Church & Dwight transferred its liquid laundry detergent production from its manufacturing facility in Syracuse, New York to the Company's facilities in New Jersey and Missouri.

         The Armus joint venture is structured to utilize the respective strengths of each company in the manufacture, marketing, sales and distribution of the various laundry care products. In addition, Armus may sell or distribute any of the Company's or Church & Dwight's other product offerings. The Company's annual share of Armus' profits will range from 35% to 45%, depending on the Armus profit level, subject to specific adjustments. The joint venture has a minimum five year duration and the Armus operating agreement grants to Church & Dwight, after five years, the right to purchase the Company's interest in the joint venture, based upon a specific formula related to the earnings of the joint venture for the two years prior to the purchase. In addition, after ten years, the Company may require Church & Dwight to buy the Company's interest in Armus based on the same formula.

         The joint venture agreement required each of the Company and Church & Dwight to make an initial capital contribution to Armus on January 1, 2001. The Company's initial contribution was to include certain finished goods inventories and cash in an amount to be determined unanimously by the Armus board of directors. Subsequently, the Company and Church & Dwight agreed, among other things, to waive the obligation of each of them to make their respective initial cash contribution and that the finished gods inventories to be contributed by the Company will instead be purchased by Armus. The Company was required, no later than April 30, 2001, to make an initial cash contribution in an amount equal to 66 2/3% of the total initial capital to be contributed by Church & Dwight, up to a maximum of $3 million (or greater amount, if unanimously approved by the Armus board of directors). However, this deadline has been extended pending the outcome of the Church & Dwight tender offer. During the three months ended March 31, 2001, sales to Armus at cost (included in Revenues) approximated $47.5 million. Accounts receivable from Armus at March 31, 2001 were $19.5 million.

         The Company is accounting for its investment in the joint venture under the equity method of accounting. Revenues for the three months ended March 31, 2001 includes $2.0 million of the Company's share of Armus net income.

NOTE 2 -- DEBT

         At March 31, 2001, the Company had a $20 million working capital line of credit with a syndicate of lenders led by FINOVA Capital Corporation ("FINOVA"), subject to availability based on inventory and receivables, of which $872,000 was outstanding, as well as $5.3 million in the aggregate owed under term loans. The FINOVA Agreement contains various covenants that include, among other things, specified levels of debt to equity, current ratios, a minimum net worth and a minimum senior debt service coverage ratio. The FINOVA Agreement also prohibits the payment of dividends and the incurrence of new debt. Amounts outstanding under the FINOVA Agreement are secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries, except for certain real estate. At March 31, 2001, the Company did not meet the financial covenants contained in the FINOVA Agreement. Additionally, FINOVA has not given its consent to the Company's entering into the Armus joint venture. On February 16, 2001, FINOVA proposed an amendment to the FINOVA Agreement including the necessary waivers and their consent to the joint venture; however, this proposed amendment contained certain terms and conditions that the Company deems to be not in accordance with reasonable lending practices. FINOVA has since notified the Company of the existence of certain events of default under the financing agreement. This, coupled with FINOVA Group Inc.'s filing to reorganize its own debt under Chapter 11 of the U.S. Bankruptcy Code on March 7, 2001, necessitates that the Company replace the FINOVA credit facility. As a result of the above, the Company classified the entire debt due to FINOVA and 101 Realty as a current liability. Upon termination of its relationship with FINOVA, unamortized deferred financing costs will be expensed. As of March 31, 2001, the unamortized deferred financing costs were approximately $954,000.

         On February 21, 2001, the Company entered into an agreement to sell a distribution facility in North Brunswick, New Jersey for $11,250,000. The closing occurred in May 2001. The funds generated by the sale were used to pay off the FINOVA real estate debt of approximately $8.0 million. The Company realized proceeds in excess of its carrying value.


NOTE 3 -- GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On March 31, 2001, the Company did not meet financial covenants contained in the FINOVA Agreement.

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

         Management has commenced efforts to refinance its debt. The Company has received interim financial support from Armus; pursuant to a commitment received from Armus, Armus has been paying the invoiced amounts for products sold to the joint venture prior to the invoiced due date. The payment of these invoices by Armus has effectively substantially reduced the Company's borrowing under FINOVA's revolving line of credit.

         There can be no assurance that the Company will be able to generate sufficient cash flow from operations to meet its obligations on a timely basis, continue to obtain financial support from Armus or that FINOVA will not demand the immediately repayment of its debt.

NOTE 4 -- NET (LOSS) INCOME PER SHARE

         Basic net (loss) income per share is based on the weighted average number of shares outstanding during the periods presented. Diluted net (loss) income per share also includes potential Common Stock for options and warrants that are dilutive. With respect to March 31, 2001, all options and warrants have been excluded from the computation of dilutive loss per share because the impact would be antidilutive.


NOTE 5 -- NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company had adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000. The adoption of SAB 101 has not had material impact on the Company's consolidated results of operations, financial position or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including competition from other suppliers of laundry and household cleaning products; changes in consumer preferences and spending habits; commodity price increases; the inability to successfully manage growth; the inability to successfully manage the implementation of the Armus joint venture; seasonality; the ability to introduce and the timing of the introduction of new products; the inability to obtain adequate supplies or materials at acceptable prices; and the inability to reduce expenses to a level commensurate with revenues. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. Furthermore, this document and other documents filed by the Company with the Securities and Exchange Commission (the "SEC") contain certain forward-looking statements with respect to the business of the Company. These forward-looking statements are subject to certain risks and uncertainties, including the factors mentioned above, which may cause actual results to differ significantly from these forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be necessary to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. An investment in the Company involves various risks, including the factors mentioned above and those that are detailed from time to time in the Company's SEC filings.


CURRENT DEVELOPMENTS

         In April 2001, Church & Dwight effected a tender offer to purchase for $7.00 per share 100% of the outstanding shares of the Company's common stock which would be followed by a merger of the companies (the "merger"). The offer to purchase is conditioned upon, among other things, a minimum of 51% of the Company's outstanding common stock being tendered to Church & Dwight and the satisfaction of certain regulatory approvals. There can be no assurance that the conditions for the offer will be satisfied and that the offer to purchase will be effected and the merger consummated.

         Until the merger is consummated, if at all, the Company is operating, in part, under a joint venture agreement ("Armus") with Church & Dwight Co., Inc. ("Church & Dwight"), enetered into in June 2000. The joint venture agreement provided for the establishment of a limited liability entity into which the Company contributed its laundry business which included its XTRA and Nice `n' Fluffy brands and Church & Dwight contributed its Arm & Hammer brand laundry care products. The Company's laundry business approximated 88% of revenues for the year ended December 31, 2000. In addition, the parties contributed certain operational functions and provided the joint venture with licenses to use their related intellectual property. Armus combined the separate sales staff of both companies into a single national sales force supported by a single national broker organization.

         Under the Armus operating agreement, in early 2001, Church & Dwight transferred its liquid laundry detergent production from its manufacturing facility in Syracuse, New York to the Company's facilities in New Jersey and Missouri.

         The Armus joint venture is structured to utilize the respective strengths of each company in the manufacture, marketing, sales and distribution of the various laundry care products. In addition, Armus may sell or distribute any of the Company's or Church & Dwight's other product offerings. The Company's annual share of Armus' profits will range from 35% to 45%, depending on the Armus profit level, subject to specific adjustments. The joint venture has a minimum five year duration and the Armus operating agreement grants to Church & Dwight, after five years, the right to purchase the Company's interest in the joint venture, based upon a specific formula related to the earnings of the joint venture for the two years prior to the purchase. In addition, after ten years, the Company may require Church & Dwight to buy the Company's interest in Armus based on the same formula.

         The joint venture agreement required each of the Company and Church & Dwight to make an initial capital contribution to Armus on January 1, 2001. The Company's initial contribution was to include certain finished goods inventories and cash in an amount to be determined unanimously by the Armus board of directors. Subsequently, the Company and Church & Dwight agreed, among other things, to waive the obligation of each of them to make their respective initial cash contribution and that the finished goods inventories to be contributed by the Company will instead be purchased by Armus. The Company was required, no later than April 30, 2001, to make an initial cash contribution in an amount equal to 66 2/3% of the total initial capital to be contributed by Church & Dwight, up to a maximum of $3 million (or greater amount, if unanimously approved by the Armus board of directors). However, this deadline has been extended pending the outcome of the Church & Dwight tender offer. During the three months ended March 31, 2001, sales to Armus at cost (included in Revenues) approximated $47.5 million. Accounts receivable from Armus at March 31, 2001 were $19.5 million.

         The Company is accounting for its investment in the joint venture under the equity method of accounting. Revenues for the three months ended March 31, 2001 includes $2.0 million of the Company's share of Armus net income.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Net revenues for the three months ended March 31, 2001 increased 7.4% to $68.9 million from $64.1 million for the three months ended March 31, 2000. The increase was primarily the result of an increase in unit sales of liquid laundry products. Gross profit for the three months ended March 31, 2001 decreased 62.4% to $7.6 million from $20.2 million for the three months ended March 31, 2000. Gross profit as a percentage of net revenues decreased to 11.0% for the three months ended March 31, 2001 from 31.5% for the same period in 2000. The decrease in gross profit as a percentage of net revenues for the quarter ended March 31, 2001 is primarily due to Armus being used as the sales channel for the majority of the Company's sales, with the sale of manufactured laundry products being sold to Armus at cost. During the three months ended March 31, 2001, sales to Armus at cost (included in Revenues) approximated $47.5 million. Accounts receivable from Armus at March 31, 2001 were $19.5 million. Revenues for the three months ended March 31, 2001 includes $2.0 million of the Company's share of Armus net income.

         Selling, general and administrative expenses decreased 44.0% to $10.5 million in the three months ended March 31, 2001 from $18.8 million for the three months ended March 31, 2000. As a percentage of net revenues, these expenses decreased to 15.3% for the three months ended March 31, 2001 from 29.4% for the first quarter of 2000, primarily due to a decrease in selling related expenses of approximately $8.5 million as Armus is being used as the sales channel for the majority of the Company's sales. This decrease is offset by an increase in general and administrative expenses due primarily to increased professional fees in connection with the proposed merger with Church & Dwight.

         Interest expense and amortization of deferred financing costs decreased to $0.8 million in the three months ended March 31, 2001 from $1.1 million for the three months ended March 31, 2000, primarily due to a reduction of debt caused by a reduced borrowing base in connection with the start up of the Armus joint venture.

         Provision for income taxes for the three-month periods ended March 31, 2001 and March 31, 2000 are based on actual tax computations for each of the periods. The difference between the effective rates and the statutory rate relates primarily to the Company's net operating loss carry forward, for which the Company has not provided a tax benefit, and the alternative minimum tax.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company's working capital deficit was $28.8 million compared to a working capital deficit of $24.5 million at December 31, 2000.

         Net cash provided by operating activities for the three months ended March 31, 2001 was $20.5 million, compared to $2.5 million for the three months ended March 31, 2000. The cash provided by operating activities in the three months ended March 31, 2001 resulted primarily from an increase in accounts payable and accrued expenses of $14.5 million, a decrease in inventory of $6.3 million, and an increase in cash overdraft of $4.1 million. Offsetting this, in part, was a net loss of $3.8 million, and an increase in prepaid expenses and other current assets of $2.8 million.

         Net cash used in investing activities for the three months ended March 31, 2001 was $2.4 million relating to the acquisition and upgrades of production equipment and information systems, and the expanded distribution center at Harrisonville, Missouri, necessary for increased volume as a result of the Armus joint venture.

         Net cash used in financing activities for the three months ended March 31, 2001 was $18.6 million resulting primarily from repayment of the revolving credit line of $17.8 million due to the decreased lending base resulting from the transfer of assets to Armus, and scheduled installment repayments of the Company's existing credit facilities of $0.8 million.

         At March 31, 2001, the Company had a $20 million working capital line of credit with a syndicate of lenders led by FINOVA Capital Corporation ("FINOVA"), subject to availability based on inventory and receivables, of which $872,000 was outstanding, as well as $5.3 million in the aggregate owed under term loans. The FINOVA Agreement contains various covenants that include, among other things, specified levels of debt to equity, current ratios, a minimum net worth and a minimum senior debt service coverage ratio. The FINOVA Agreement also prohibits the payment of dividends and the incurrence of new debt. Amounts outstanding under the FINOVA Agreement are secured by a first priority security interest in substantially all of the assets of the Company and its subsidiaries, except for certain real estate. At March 31, 2001, the Company did not meet the financial covenants contained in the FINOVA Agreement. Additionally, FINOVA has not given its consent to the Company's entering into the Armus joint venture. On February 16, 2001, FINOVA proposed an amendment to the FINOVA Agreement including the necessary waivers and their consent to the joint venture; however, this proposed amendment contained certain terms and conditions that the Company deems to be not in accordance with reasonable lending practices. FINOVA has since notified the Company of the existence of certain events of default under the financing agreement. This, coupled with FINOVA Group Inc.'s filing to reorganize its own debt under Chapter 11 of the U.S. Bankruptcy Code on March 7, 2001, necessitates that the Company replace the FINOVA credit facility. As a result of the above, the

Company classified the entire debt due to FINOVA and 101 Realty as a current liability. Upon termination of its relationship with FINOVA, unamortized deferred financing costs will be expensed. As of March 31, 2001, the unamortized deferred financing costs were approximately $954,000.

         On February 21, 2001, the Company entered into an agreement to sell a distribution facility in North Brunswick, New Jersey for $11,250,000. The closing occurred in May 2001. The funds generated by the sale were used to pay off the FINOVA real estate debt of approximately $8.0 million. The Company realized proceeds in excess of its carrying value.


GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. On March 31, 2001, the Company did not meet financial covenants contained in the FINOVA Agreement.

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

         Management has commenced efforts to refinance its debt. The Company has received interim financial support from Armus; pursuant to a commitment received from Armus, Armus has been paying the invoiced amounts for products sold to the joint venture prior to the invoiced due date. The payment of these invoices by Armus has effectively substantially reduced the Company's borrowing under FINOVA's revolving line of credit.

         There can be no assurance that the Company will be able to generate sufficient cash flow from operations to meet its obligations on a timely basis, continue to obtain financial support from Armus or that FINOVA will not demand the immediately repayment of its debt.

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

         Other than the commodity related items described above, the Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States have had a significant effect on net sales or profitability.


SEASONALITY

         The Company has experienced, and may experience in the future, quarter to quarter fluctuations in its operating results as a result of the timing and introduction of new products and the tendency of certain retailers to provide reduced or less desirable display space for the Company's laundry detergent products during the holiday shopping season.


NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company had adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the fourth quarter ending December 31, 2000. The adoption of SAB 101 has not had a significant impact on the Company's consolidated results of operations, financial position or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's carrying value of restricted funds, trade accounts receivable, accounts payable, accrued expenses, existing revolving line of credit facility, and term loans are a reasonable approximation of their fair value.

         The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

         The Company is currently exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since a significant portion of the Company's debt obligations are at variable rates. The Company does not currently anticipate entering into interest rate swaps and/or other similar instruments.


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


                                                 USA DETERGENTS, INC.

May 21, 2001                                     By: /s/ Uri Evan
                                                 -----------------------------
                                                 Name: Uri Evan
                                                 Title: Chairman of the Board
                                                 of Directors and
                                                 Chief Executive Officer

May 21, 2001                                     By:/s/ Charles E. LaRosa
                                                 -----------------------------
                                                 Name:  Charles E. LaRosa
                                                 Title: President &
                                                 Chief Operating Officer


May 21, 2001                                     By: /s/ Richard D. Coslow
                                                 -----------------------------
                                                 Name: Richard D. Coslow
                                                 Executive Vice President and
                                                 Chief Financial Officer